Form 10KSB
period 1999-12-31
SYCONET COM INC
filed 2000-03-31
CIK 1099234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the fiscal year ended December 31, 1999

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________ to _________

          Commission file number 000-29113


                                SYCONET.COM, INC.
                 (Name of Small Business Issuer in its charter)

           Delaware                                              54-1838089
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

9208A Venture Court
Manassas, Virginia                                                  20111
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (703) 366-3900

Securities registered under Section 12(b) of the Act:

    Title of each class                          Name of each exchange on which
    to be so registered                          each class is to be registered

          N/A                                                  N/A

Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [_]     No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,153,536.

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) The closing price of the Company's stock on March 28, 2000 was $ 1.86 .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 12,834,958 shares of Common Stock, $.0001 par value, outstanding as of March 28, 2000.


                   DOCUMENTS INCORPORATED BY REFERENCE - None

            Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I

     Unless the context otherwise requires, all references in this Report to "us," "we," "our" or "SyCo" mean SyCoNet.Com, Inc.

Item 1. Description of Business.

A.   Overview.

     SyCoNet.Com, Inc. was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of SyCoNet.Com. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to SyCoNet.Com, Inc.

     Our principal place of business is 9208A Venture Court, Manassas, Virginia 20111, and our telephone number is (703) 366-3900.

     Our common stock is listed on NASDAQ's Over-the-Counter Bulletin Board under the symbol "SYCD".

     As more fully described below, SyCoNet.Com, Inc. is engaged principally in the distribution and direct marketing of Anime -- animated cartoons produced in Japan and shipped to the United States where English subtitles or dialogue are inserted prior to distribution on videocassettes -- and Anime-related toys and other merchandise. We sell directly to individuals over the Internet and at Anime conventions. We are also a wholesale distributor to small retail outlets such as Anime specialty stores, comic book specialty stores, video stores, toy stores and electronic stores.

B.   Business Development.

     Our original plan of operation was to distribute comic books and comic book character-based trading cards and T- shirts to comic book specialty stores and traditional outlets. The response from the comic book retailers to our efforts was minimal because we could not offer them the comics published by Marvel Entertainment Group, Inc. and the other principal comic book publishers, all of which had entered into and were subject to exclusive distribution agreements with Diamond Comic Distributors, Inc. Accordingly, we incurred substantial losses in the first three quarters of 1997. In the fourth quarter of 1997, we refocused our operations on the distribution of Anime. We are no longer involved in comic-book distribution. Distribution of Anime currently accounts for approximately 90% of our revenues, and Anime- related merchandise, including toys and trading cards, accounts for approximately 10%. 85% of our catalog is devoted to VCR tapes, 10% to DVD, and 5% to toys and trading cards. Our VHS products are priced from 28% to 50% less than the manufacturer's suggested retail price and our DVD products are priced 28% to 30% less than the manufacturer's suggested retail price. Notwithstanding our rapid growth, we cannot assure you that our growth will be sustained or that we will gain significant market share in the future.

C.   Description of Our Business.

Anime

     Anime differs from American animation in several important ways. Unlike American animation, which is created mainly for children, Anime is targeted for specific age groups which range from young children to adults. Therefore, Anime has more developed storylines and more lifelike characters, which grow emotionally and socially throughout the story. The storylines and characters can be as varied and detailed as in a feature-length movie or long-running television series. In addition, the characters' actions and characteristics drive stories more than they do with American animation. Characters learn how to obtain help from their friends and overcome their own weaknesses. That internal growth is the focus of the story, which makes the overall plot far more compelling, believable and relevant to the audience.

     Anime videos also have a high degree of sensory appeal, due to the high-quality music and graphics. Also, the graphic style of most Anime is focused more on the visual context and use of backgrounds and less on the simulations of fluid body movements and other action. This method provides more information about the overall impression of the scene than with American cartoons, while the lower priority assigned to life-like body movement enables Anime to be produced at a far lower cost per frame.

     Unlike American animation, Anime appeals to both males and females. Anime makes liberal use of romantic themes, and 60% of all Anime films and series have female leads as either the hero or the love interest.

Market

     More than 2,500 Anime titles are now available in the United States, principally through national chains selling or renting videocassettes. We distribute virtually the entire line of Anime videos, as well as ancillary products such as toys and trading cards based on the Anime movies.

Product

     We obtain product on a non-exclusive basis from 15 Anime suppliers, including Central Park Media, Pioneer, A.D. Vision, Viz Communications, Irwin Toys, ADV Films and MGM's Orion Pictures. Since we obtain our Anime cassettes from multiple sources, we believe we have a secure source of product, although we cannot give any assurances. We distribute over 2,500 available video titles, including Pokemon, Dragon Ball Z and Sailor Moon videos, as well as select Anime-related toys and other merchandise. We maintain an inventory of products in high demand so as to offer prompt service and fast delivery, and we obtain other products to fulfill orders we receive. Between October 31 and December 30, 1999, we fulfilled 98.7% of over 4000 orders within our stated delivery time frame of two days and 100% of our orders were filled in time for Christmas. Approximately 85% of the videos we purchase from suppliers are returnable.

Marketing and Distribution

     Initially our products were offered only through our own catalogs to small retail customers that focused almost exclusively on Anime products. We plan to continue providing wholesale services to retail stores that are interested in the Anime product line. However, now we are focusing on direct marketing to the individual consumer through the Internet. Currently, all of our products can be ordered through our two web sites "www.animedepot.com" and "www.altvidwar.com". We intend to make the Internet our primary distribution channel to consumers since Anime buyers are opting for this method of buying over traditional shopping malls and specialty shops. We believe that this medium will significantly reduce our expenses. We also market our products to individuals and retailers at trade shows and conventions, as well as through trade publications and headers on selected Internet search engines.

     We rely on agreements with United Parcel Service to deliver products from suppliers as well as to customers. Charges associated with delivery of products to us are frequently borne by our suppliers. We intend to establish facilities in various regions of the United States to allow for faster receipt and distribution of our products if warranted by new business and subject to the availability of the necessary capital.

Competition

     Anime producers have not granted exclusive distribution agreements to any distributor, although we cannot assure you that this situation will continue.

     The four major wholesale distributors of Anime videos in the United States are Bandai, Pioneer, Baker & Taylor, and Ingram Entertainment. They specialize in providing products to large general retailers, toy retailers and video chains that are interested primarily in selling only the 20 to 30 most popular Anime titles. We do not sell to large retail accounts and therefore we do not compete with these large distribution companies.

     We focus on providing a high degree of service to smaller retailers. We have our main competitors who, like us, are relatively small privately held companies that serve the Anime niche market of small specialty retailers. These companies are Central Park Media, Media Blasters, Animego, and AD Vision, and they have greater financial, personnel, marketing and sales resources than we do. We compete with these companies on the basis of price, service, selection, availability and product knowledge. We also compete with many smaller retail outlets that sell Anime either by itself or as part of a product line that includes role playing games, video games, and other hobbyist activities.

Intellectual Property

     We have service mark applications pending for the following: "SYCO", "ANIMEDEPOT.COM", "YUGI-OH" "YUGI-OH.COM", "YUGI-OH DEPOT", "OHUGI-OH DEPOT.COM", "OTAKU", "OTAKU USA", "OTAKU USA.COM", "ANIME USA", "ANIME USA.COM", "SYCONET", "SYCONET.COM", "SYCOZONE", "SYCOZONE.COM", "KID ANIME", and "KIDANIME.COM".

Employees

     As of March 28, 2000, we had 44 employees, all of whom are full-time.

Item 2.   Description of Property.

     The Company leases from an unaffiliated landlord approximately 6,000 square feet of office and warehouse space in Manassas, Virginia for $2,325 per month, pursuant to an eight month lease extension that expires in September 2000. We terminated this lease subject to a two-month cancellation penalty, and effective April 1, 2000, we entered into a one- year lease agreement for temporary offices, pending completion of the construction of our new office headquarters described below.

     The Company has entered into a lease agreement with an unaffiliated landlord of approximately 15,120 square feet of office and warehouse space at 10390 Central Park Drive, Manassas, Virginia. The lease is for a five year term, with two five-year renewal options plus an option to purchase the premises during the initial lease term. The annual base rent is $210,000.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

     Our common stock is listed on the Over-the-Counter Bulletin Board under the symbol "SYCD".

     The following table sets forth the range of high and low bid closing quotations for our common stock for each quarter within the last two fiscal years since quotation commenced. These quotes were provided by the National Quotation Bureau, Inc. and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

            Period                          Closing Bid            Closing Ask
             -----                     --------------------    --------------------
                                         High        Low         High         Low
                                       --------    --------    --------    --------
October 13 (first
availability) through
December 31, 1998                      $    .62    $    .01    $   1.25    $    .44

January 4 through
March 31, 1999                              .56         .19         .62         .25

April 1 through
June 30, 1999                               .73         .22         .78         .25

July 1 through
September 30, 1999                         2.40         .42        2.45         .45

October 1 through
December 31, 1999                          2.69        1.19        2.75        1.22

     (b)  Holders

     As of March 28, 2000, there were 90 holders of record of our common stock.

     (c)  Dividends

     Since our inception, we have not declared any dividends on our common stock and, since we currently intend to retain earnings for use in operations and the expansion of our business, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     In June 1997, we sold our 31 founders 4,592,053 shares for an aggregate price of $457 ($.0001 per share) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), for transactions not involving a public offering.

     In September, November and December 1997, we sold to 40 investors 686,000 shares of common stock for an aggregate price of $343,000 ($.50 per share) in a private placement made pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated under the Securities Act. The investors paid cash for their shares.

     In March, April, May and June 1998, we sold to 39 investors 728,000 shares of common stock for an aggregate price of $364,000 ($.50 per share) in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504.

     In October 1998 we issued 400,000 shares of common stock to two consultants for services rendered aggregating $200,000. This issuance was in reliance on the exemption from registration provided by Section 3(b) and Rule 504.

     From November 1998 through February 1999, in connection with a private placement made pursuant to the exemption from registration provided by Rule 504, we (a) sold 2,012,500 shares of common stock to 12 private investors at a price of $.20 per share, for an aggregate price of $402,500 in cash, and (b) issued 180,000 shares to five consultants for services rendered valued at $36,000.

     In March and April 1999, we sold to three investors 667,500 shares of common stock at a price of $.20 per share, for an aggregate price of $133,500, in cash, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504.

     In June 1999, we sold to two accredited investors 1,520,000 shares of common stock at a price of $.15 per share, for an aggregate price of $228,000, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504 of the Securities Act and Section 203(t) of the Pennsylvania Securities Act of 1972.

     In October 1999, we sold to one accredited investor 394,000 shares of common stock at a price of $.75 per share, for an aggregate price of $295,500, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504 of the Securities Act and Section 203(t) of the Pennsylvania Securities Act of 1972.

     In November 1999, we issued 5,000 shares at a price of $.05 per share for an aggregate price of $250 to an employee who exercised stock options. This issuance was in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     In November and December 1999, we sold to 26 accredited investors 700,583 shares of common stock at a price of $.85 per share, for an aggregate price of $595,495, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

     The following is a discussion of certain factors affecting our results for the three fiscal years ended December 31, 1997 and 1998, and 1999, and our liquidity and capital resources. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this registration statement. The SEC is currently reviewing the financial classification of distribution and fulfillment costs as reported by e-commerce companies. Concurrent with industry practice, we present these costs on the financial statements as a component of selling, general and administrative expenses. The SEC may later decide to require the classification of certain distribution costs as cost of sales. If this occurs, we will reclassify these costs pursuant to the new SEC requirements, and our gross profit will be negatively impacted accordingly. However, such reclassification will not have any impact on our sales, operating profit or loss, or net profit or loss.

     As a reminder, our fiscal year ends on December 31. The years mentioned throughout are fiscal years.

     Since inception, we have incurred losses, and as of December 31, 1999, we had an accumulated deficit of $6.4 million. We believe that sales growth will be contingent on our ability to (a) establish name recognition among fans of Anime and capitalize on up-selling and cross-selling opportunities; (b) select and market product lines that will gain popularity among Anime fans and will have cross-over potential to mainstream animation fans; (c) provide our customers good value, in terms of competitive pricing and order fulfillment; (d) identify and capitalize on advertising media that will best reach our target customers;
(e) acquire and successfully market product licenses or alternatively, acquire emerging companies that have specialized skills, particularly in gaming and web entertainment technologies. We have entered into short-term (under six months) on-line advertising agreements with World Wrestling Federation and Lycos, renewable at the option of either party. In January, 2000, we entered into an alliance with USA Network Interactive, which will enable us to launch an integrated advertising and branding campaign for our Anime product line through a site link between USA Networks Interactive's science fiction web site, Scifi.com, and animedepot.com, our premier Anime website. In addition to directly targeting Anime fans, the site link will provide a venue for us to cross-sell to science fiction enthusiasts, build brand awareness, and drive traffic to our web site, thereby potentially increasing sales. In addition, the agreement also calls for the joint development of web content, print media advertising, promotional events, and direct targeting through millions of banner impressions.

     We plan to expand our consumer oriented e-commerce business, and we expect that additional spending will occur in this area. We believe that achieving profitability will be highly dependent on our ability to grow this segment of the business, in addition to increasing our licensing and advertising revenues.

     We have expanded our product lines from primarily comics in 1997 to sub-titled and dubbed videos, DVDs, trading cards, toys and apparel during 1998 and 1999. Because of these changes in the product line mix and the recent increase in our on-line customer sales, a historical comparative analysis may not necessarily be meaningful or indicative of our future operating results.

     Overall, our sales may fluctuate as a result of promotional discounts, convention marketing, current trends which influence the popularity of certain of our product lines, inventory levels, and seasonal demand. Although we continue to experience sales growth relative to the same periods in prior years, our quarterly sales during a given year reflect seasonality, with the lowest and highest volumes reported during the first quarter and fourth quarter, respectively. Other factors that may impact sales in the future include unforeseen technological problems associated with web traffic and server availability, government regulations on web transactions, and the general state of the economy. In order to carve a significant niche in the largely untapped Anime market, which has grown significantly based on the success of Anime entertainment like Pokemon and Princess Mononoke, we will incur additional expenditures in marketing costs, web technology, business-to-consumer and business-to-business e-commerce solutions, enhancing our web presence,
establishing  a  highly  automated  order  fulfillment   system,  and  upgrading
back-office and infrastructure support. Although we expect to have sufficient capital to make these expenditures and that our sales will grow as a result of these expenditures, we cannot assure you that we will have the necessary funds or that the anticipated level of growth will occur or will offset the planned expenditures.

     Operating margins will be significantly impacted by (a) our ability to maintain and satisfy our existing repeat customers, as well as attract new customers with the same level of loyalty; (b) competitive pricing pressures; (c) the effectiveness of advertising and marketing expenditures and management's ability to measure and evaluate results; (d) the effectiveness of our web design and content in attracting and leading consumers to consummate on-line sales; (e) shipping efficiencies; (f) proportion of distributor sales in relation to consumer sales; and (g) general economies of scale.

Results of Operations

     Comparison of the years ended December 31, 1999 and 1998

     Net sales, consisting of the selling price of VHS and DVD products, trading cards, toys and apparel, net of discounts and customer returns, were $1.2 million for the twelve months ended December 31, 1999, an increase of 84% from net sales of $626,000 during 1998. We attribute the growth in 1999 to the effectiveness of on-line advertising in generating on-line customer sales, the popularity of certain video titles in the product line, an increased customer base, and continued repeat sales, in addition to seasonal peak holiday shopping. Increased sales also arose from the Company's presence at tradeshows and conventions.

     The following table sets forth certain financial data for us as a percentage of net sales for the indicated periods:


                                                               (Audited)
                                                        Years ended December 31
                                                         1999             1998
                                                       -------          -------

Net Sales                                               100.00%         100.00%
Cost of Goods Sold                                       73.81           81.80
Gross Margin                                             26.19           18.20
Selling, General and Administrative
Expenses                                                485.41          123.23
                                                       -----------------------
Operating Loss                                         (459.22)        (105.03)
Other Expense                                             (.05)          (0.57)
                                                       -----------------------
Net Loss                                               (459.27)        (105.60)
                                                       =======================

     Gross profit is defined as sales less cost of sales, which consists of the cost of product sold to the customers and related shipping costs. The growth in our gross margin arose from increased on-line consumer sales, which generally yield higher margins than sales to retailers. Our gross profit was $302,000 for the year ended December 31, 1999, a 165% increase over the gross profit during 1998. We expect gross margins to fluctuate from period to period based on any shift in the customer base (wholesaler/retailer versus consumer), mix of products sold, or change in shipping and handling costs.

     Selling, general and administrative (SG&A) expenses include the costs of personnel involved in product distribution, customer service, financial administrative and executive functions, in addition to travel, advertising, investor relations, legal and professional services, stock compensation, and other operating costs.

     Factors accounting for the increased costs during 1999 include greater requirements for additional in-house order fulfillment personnel to service on-line customers; casual labor support and travel related to trade conventions; grass roots marketing and on-line advertising; and development of web content, primarily on our animedepot.com web site. We believe that these costs will continue to increase as a result of our commitment to build and enhance our infrastructure. SG&A expenses for 1999 also included a one-time charge for fees payable to a consultant in stock for investor relations, research and press coverage services, which upon contract termination had a fair value of $292,188 and a $3.8 million charge for stock compensation costs associated with non-qualified stock option grants during the fourth quarter which vested as of year-end. Projected stock compensation costs for existing non-qualifed stock option grants outstanding as of December 31, 1999 include $510,000, $190,300, and $22,000 for the years ended December 31, 2000, 2001 and 2002, respectively. During the year 2000, we expect our operating costs to continue to escalate as a result of our wide-scale marketing and advertising campaign; warehouse and office expansion; additional customer service, order fulfillment, and warehouse personnel to process an anticipated increase in on-line sales; amortization of software costs and capitalized labor associated with e-commerce solutions; depreciation of newly purchased PCs and computer peripherals; network engineering and telecommunications to continuously secure our various web sites; and the build-out of more web sites to increase Anime market penetration and to cater to specific market segments. Despite our focused efforts, we cannot assure you that we will achieve a level of sales commensurate with the increase in expenditures.

     We expect to continue to utilize stock options as compensation as part of our strategy to attract and retain key personnel, as well as reward key management personnel. However, because the vesting periods for recently issued stock options are now generally longer, we do not expect recognizable expenses arising from compensatory stock option grants to be made in 2000 and in the immediate foreseeable future to be of the same magnitude as stock compensation costs incurred in 1999.

Pro Forma Results of Operations

     Pro forma information regarding the Company's results, excluding stock-based compensation (discussed above) and one-time stock-based consulting fees are presented for informational purposes and are not in accordance with generally accepted accounting principles. Also see Notes 8 and 11 of the financial statements.

                                                                    Year Ended December 31,
                                                     1999                    1998                 1997
                                                 ------------            ------------          -----------
Pro forma net loss
  Excluding costs of stock-
  Based compensation and one-time
  Stock-based consulting fees                    $ (1,159,771)           $   (661,029)         $  (489,735)
                                                 ============            ============          ===========

Pro forma  basic and  diluted  loss
  Per share,  excluding  costs of
  Stock-based compensation and one-time
  Stock-based consulting fees                    $       (.12)           $       (.12)         $      (.10)
                                                 ============            ============          ===========

Shares used in computation of pro
  Forma basic and diluted loss per
  Share                                             9,682,754               5,625,507            5,153,058
                                                 ============            ============          ===========


     Comparison of the fiscal years ended December 31, 1998 and 1997

     No meaningful comparison can be made between 1998 and 1997 sales because during 1998 we changed our product line to consist primarily of Anime videos and DVDs. In 1997, sales consisted primarily of comic books. Our decision to change our product line resulted in a 258% increase in net sales, from $175,000 in 1997 to $626,000 in 1998.

     The negative profit margin for 1997 reflects a provision for the write-off of the remaining inventory, consisting primarily of comic books, at the end of that year. As a result, the 1997 fiscal year's negative gross margin of $(71,000) is not comparable with the gross margin of $114,000 for the full 1998 fiscal year, which did not reflect a similar write-off.

     Selling, general and administrative expenses were $771,000 for the fiscal year ended December 31, 1998 compared to $416,000 for the fiscal year ended December 31, 1997. We attribute the increase to additional personnel necessary to service and warehouse greater inventory as a result of the new product line.

Income Taxes

     We made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. Since inception, we have experienced operating losses, which have recently been declining in relation to sales. Although management expects the improved trend to continue, we cannot provide any assurance as to when profits will materialize. Therefore, we cannot predict when we can use the net operating loss carry-forwards which begin to expire in 2017, and which may be subject to certain limitations imposed under
Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning our ability to realize the related tax benefit, we have provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry- forwards.

Year 2000

     As of the end of 1999, we substantially replaced disparate financial, purchasing, and customer order databases with a fully integrated Y2K-compliant enterprise-wide platform of front office, back office, financial and e-business solutions. We have made an assessment of our internal systems, software, computer technology and other services internally developed by third party vendors and have not detected any malfunctions or any system failures at or beyond the year 2000. These systems include the software to run our financial accounting system, search engines, sales order fulfillment, inventory control, transaction-processing, as well as monitoring and back-up capabilities. Failure of these systems to be Year 2000 compliant could adversely impact the accounting operations, order fulfillment and other operations of our web site. Based upon our assessment to date, we believe that our systems are year 2000 compliant, although there can be no unconditional assurance in this regard. In connection with our assessment, we have partially relied on assurances from our vendors, including financial institutions to process credit card payments for Internet sales, telecommunications and Internet Service Providers. Currently, we do not believe that it will be necessary to implement a remediation plan for our third-party software, third-party vendors and computer technology and services with respect to year 2000 compliance. The costs of the year 2000 readiness internal review incurred prior to and during the year 2000 were not material and were charged to operations in the respective periods that they occurred. Although we do not expect to experience, nor have we experienced, business disruptions associated with Year 2000-related problems, we cannot assure you that all potential Year 2000 defects have been uncovered or corrected in our internal systems, including third party software and related products.

Impact of Recently Issued Accounting Standards

     As of January 1, 1998, we adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") entitled "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Currently, there are no reportable items of comprehensive income (loss).

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), entitled "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 will be effective for our fiscal year ending December 31, 1999. Projected expenditures for our e-commerce infrastructure will be capitalized in compliance with this pronouncement.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98- 5, entitled "Reporting on the Costs of Start-Up Activities." SOP 98-5 is effective for our fiscal year ending December 31, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. We do not expect adoption of the subject pronouncement to have a material effect on the financial statements.

Liquidity and capital resources

     As of December 31, 1999, our cash position consisted of $588,000 in cash compared to $21,000 in cash for the same period in 1998.

     We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. Our primary sources of cash were funds raised through numerous private placements during 1997, 1998, and 1999. During 1999, net cash provided by financing included $1.6 million in private placement funds compared to $523,000 for all of 1998. The Company raised $512,000 through private placements during 1997.

     Net cash used in operations were $939,000 during 1999 compared to $587,000 and $448,000 for 1998 and 1997, respectively. During 1999, the use of cash was due primarily to a loss from operations which was $5.3 million (which on a pro forma basis was a loss of $1.2 million prior to the recognition of stock-based compensation and consulting expenses) compared to $661,000 and $490,000 during 1998 and 1997, respectively. The expansion of our product offerings to ensure product availability has required us to increase our inventory levels, thereby causing an additional strain on our cash flows during 1999 and 1998.

     For all comparative periods net cash used in investing activities consisted primarily of purchases of PCs and peripheral equipment. Towards the end of 1999 and into the year 2000, we expect that we will incur significant capital expenditures to enhance our technological capabilities in e-commerce and web deployable order fulfillment solutions.

     In December, 1999, we received a $2,000,000 funding commitment from a venture capital firm that has funded numerous emerging growth companies. The funds will be made available to us in four $500,000 tranches as follows: (a) the date we file with the SEC a registration statement on Form 10; (b) the date on which the SEC declares effective our Form SB-2; (c) 60 days following the effectiveness of our SB-2, and (d) 120 days following the effectiveness of our SB-2 registering that number of shares at a stated price equal to the principal plus interest accrued to the payment date, and warrants entitling the venture firm to purchase 600,000 shares of our common stock at a price of $ .01 per share. On January 26, 2000, pursuant to the subject funding agreement, we received an initial loan of $500,000.

     During the first quarter of 2000, we entered into three new lease agreements: (a) a 6-month lease commencing on January 2000, for a larger warehouse, pending identification of a permanent distribution facility; (b) a one-year lease for temporary corporate headquarters, commencing on April 1, 2000, pending the completion of a built-to-suit facility in Manassas, Virginia;
(c) a 5-year lease on a building with an expected completion date in the third quarter of 2000. We expect to vacate our existing facility by April 1st, 2000.

     We believe that we will require additional financing, credit facilities and cash to be generated from operations to build our e-commerce infrastructure and undertake a major up-selling and cross-selling marketing campaign to help boost our sales during 2000 and beyond. Working capital and other capital needs may also increase as result of changes in corporate strategy, product diversification, and order fulfillment process improvements. Accordingly, we may seek such capital through additional bank borrowings, debt or private placements, equity offerings or other sources. The sale of equity or equity-related securities could result in additional dilution to shareholders. Subject to shareholder approval, we will increase the number of authorized common shares from 14,500,000 to 85,000,000 and the number of authorized preferred shares from 500,000 to 1,000,000, to provide greater financing flexibility and capability for us. From time to time, we will consider the acquisition of, or a strategic partnership with, complementary businesses which might further impact our liquidity position or require the issuance of equity or debt securities. Although we have entered into letters of intent with certain companies, we have not completed our due diligence review of their operations and thus have not entered into any definitive acquisition agreements, and we may never do so. We have been in discussions with a number of parties regarding obtaining additional financing; however, we cannot assure you that our financing requirements can be met by current available facilities or that additional facilities will be available on terms and conditions favorable to us, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.

The "Overview" and the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis cover risk factors that may impact the Company's operating results. We have identified additional risk factors as listed below.

WE HAVE A LIMITED OPERATING HISTORY WHICH CONSTRAINS OUR FORECASTING ABILITY.

Because of limited historical financial data, changes in the product line during the last two years along with changes in consumer trends and preferences, and a recent growth in web-based consumer sales, we are unable to identify an established trend on which to base planned operating expenses. Consequently, we may not be able to contain our costs in a timely manner to offset any unfavorable sales trend, or ramp up our infrastructure to absorb unexpected sales growth. As a result, we may incur a net loss during any quarter that may be greater than expected.

WE ANTICIPATE OPERATING LOSSES TO CONTINUE.

In order to expand our market  share and  enhance  branding,  we expect to incur significant marketing and advertising expenses. Certain of these expenses include web-based targeted advertising as well as partner/ affiliate marketing programs to generate new customers. In connection with the recruitment and retention of additional key personnel, we expect to utilize stock options, which may result in increased stock compensation costs. Additionally, future acquisitions may result in the recognition of goodwill, the amortization of which will not impact cash flows, but will adversely impact results of operations.

ANY INABILITY TO STREAMLINE AND/ OR CONSOLIDATE OUR DISTRIBUTION FACILITY WILL MATERIALLY IMPACT OUR OPERATIONS.

We currently operate an 8,100 square foot distribution facility based in Manassas, VA which we are leasing over an 8- month period. If the current facility during this time period is not able to accommodate increases in demand and customer orders, our operating results will be materially impacted. In the event that we move the distribution facility elsewhere, we may expect a temporary disruption in our business as well as unexpected costs during the transition period pending connection of the new location to our automated order fulfillment system.

WE HAVE EXPOSURE TO INVENTORY RISK.

We have expanded our inventory to provide our customers variety and greater access to popular as well as rare product titles. Certain of these titles are stocked based on past demand and on our expectations of future demand. We may not accurately predict changes in consumer tastes and may temporarily overstock on certain items. Although we are able to return most of our stock, increased inventory levels would subject us to additional inventory risks, including shrinkage. Although we have tight security measures and systems in place at our distribution center, we may not successfully prevent inventory shrinkage in future periods.

OUR SALES GROWTH IS PARTLY DEPENDENT ON OUR ABILITY TO DEVELOP OUR WEBSITE AND EMPLOY THE MOST RECENT E-COMMERCE TECHNOLOGY.

Commencing in late 1999 through the present time, we have expended considerable resources in enhancing our web site and leveraging unique e-commerce capabilities. Significant effort has been expended towards the development of web content, graphics, as well as web maintenance to include timely product pricing and product availability information. Our inability to update our web site, facilitate on-line shopping, and cater to changing tastes and preferences will result in lost customers and sales. In order to remain competitive and improve our internet sell-through rates, we must continue to upgrade the functionality and features of our online stores.

Item 7.  Financial Statements.

                              FINANCIAL STATEMENTS


                                 C O N T E N T S

                                                                        Page

REPORT OF INDEPENDENT ACCOUNTANTS
   ON THE FINANCIAL STATEMENTS                                          F-1

FINANCIAL STATEMENTS

   Balance sheets                                                       F-2
   Statements of operations                                             F-3
   Statements of stockholders' equity                                   F-4
   Statements of cash flows                                             F-5
   Notes to financial statements                                      F-6-F-14

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Syconet.com, Inc.


     We have audited the accompanying balance sheets of Syconet.com, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from January 15, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syconet.com, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from January 15, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.




YOUNT, HYDE & BARBOUR, P.C.
Winchester, Virginia
March 14, 2000

                                SYCONET.COM, INC.

                                 Balance Sheets
                           December 31, 1999 and 1998

                                                                             December 31,
                                                                       --------------------------
    Assets                                                                1999           1998
                                                                       -----------    -----------
Current Assets
     Cash and cash equivalents                                         $   587,559    $    20,676
     Accounts receivable, net of allowance for
          doubtful accounts of $15,000 and $8,202 at
          December 31, 1999 and 1998, respectively                          63,233         40,506
     Due from employee                                                          --          2,000
     Due from officers                                                      65,000             --
     Prepaid expenses                                                        4,324             --
     Inventories                                                           352,176        167,507
     Other current assets                                                    1,930             --
                                                                       -----------    -----------
          Total current assets                                         $ 1,074,222    $   230,689
                                                                       -----------    -----------

Property and Equipment, at cost                                        $    84,869    $    25,703
     Less accumulated depreciation                                         (12,679)        (5,475)
                                                                       -----------    -----------
          Total property and equipment                                 $    72,190    $    20,228
                                                                       -----------    -----------

Other Assets                                                           $     5,000    $     5,000
                                                                       -----------    -----------

          Total assets                                                 $ 1,151,412    $   255,917
                                                                       ===========    ===========

     Liabilities and Stockholders' Equity

Current Liabilities
     Current maturities of long-term debt                              $    31,974    $    22,483
     Accounts payable and accrued expenses                               1,020,428        301,302
     Stock subscriptions refund payable                                     22,500         22,500
     Loans from officers                                                        --         10,000
                                                                       -----------    -----------
          Total current liabilities                                    $ 1,074,902    $   356,285

Long-Term Debt, less current maturities                                         --         15,858
                                                                       -----------    -----------
          Total liabilities                                            $ 1,074,902    $   372,143
                                                                       -----------    -----------

Stockholders' Equity
     Preferred stock, authorized, 500,000 shares; no shares
          outstanding                                                  $        --    $        --
     Common stock, $0.0001 par value, authorized 14,500,000
          shares in 1999 and 1998; issued and outstanding 11,795,429
          and 6,500,053 shares in 1999 and 1998, respectively                1,180            650
     Additional paid-in capital                                          7,245,967      1,033,888
     Deferred compensation                                                (721,900)            --
     Retained earnings (deficit)                                        (6,448,737)    (1,150,764)
                                                                       -----------    -----------
          Total stockholders' equity                                   $    76,510    $  (116,226)
                                                                       -----------    -----------

          Total liabilities and stockholders' equity                   $ 1,151,412    $   255,917
                                                                       ===========    ===========


See Notes to Financial Statements.

                                SYCONET.COM, INC.

                            Statements of Operations
               For the Years Ended December 31, 1999 and 1998 and
            for the Period from January 15, 1997 (Date of Inception)
                              to December 31, 1997

                                                                                       Period from
                                                                                     January 15, 1997
                                                         Year Ended    Year Ended   (Date of Inception)
                                                         December 31,  December 31,   to December 31,
                                                            1999           1998           1997
                                                         -----------    -----------    -----------
Net sales                                                $ 1,153,536    $   625,955    $   174,880

Cost of goods sold                                           851,478        512,024        246,222
                                                         -----------    -----------    -----------

          Gross profit (loss)                            $   302,058    $   113,931    $   (71,342)

Operating expenses:
     Selling, general and administrative expenses          5,599,437        771,395        415,971
                                                         -----------    -----------    -----------

          Operating (loss)                               $(5,297,379)   $  (657,464)   $  (487,313)

Nonoperating expense, net                                       (594)        (3,565)        (2,422)
                                                         -----------    -----------    -----------

          Net (loss)                                     $(5,297,973)   $  (661,029)   $  (489,735)
                                                         ===========    ===========    ===========

Loss per common share, basic and diluted                 $     (0.55)   $     (0.12)   $     (0.10)
                                                         ===========    ===========    ===========

Weighted average shares outstanding, basic and diluted     9,682,754      5,625,507      5,153,058
                                                         ===========    ===========    ===========


See Notes to Financial Statements.

                                SYCONET.COM, INC.

                       Statements of Stockholders' Equity
               For the Years Ended December 31, 1999 and 1998 and
              the Period from January 15, 1997 (Date of Inception)
                              to December 31, 1997

                                                                  Additional                    Retained
                                                      Common        Paid-In      Deferred       Earnings
                                                       Stock        Capital    Compensation     (Deficit)
                                                    -----------   -----------  ------------    -----------
Balance, January 15, 1997 (date of inception)       $        --   $        --   $        --    $        --
     Net (loss)                                              --            --            --       (489,735)
     Issuance of 5,153,053 shares of common stock           515       511,273            --             --
                                                    -----------   -----------   -----------    -----------
Balance, December 31, 1997                          $       515   $   511,273   $        --    $  (489,735)
     Net (loss)                                              --            --            --       (661,029)
     Issuance of 1,347,000 shares of common stock           135       522,615            --             --
                                                    -----------   -----------   -----------    -----------
Balance, December 31, 1998                          $       650   $ 1,033,888   $        --    $(1,150,764)
     Net (loss)                                              --            --            --     (5,297,973)
     Issuance of 5,290,376 shares of common stock           529     1,643,915            --             --
     Exercise of 5,000 common stock options                   1           250            --             --
     Deferred compensation related
      to common stock options                                --     4,567,914    (4,567,914)            --
     Amortization of deferred compensation
       related to common stock options                       --            --     3,846,014             --
                                                    -----------   -----------   -----------    -----------
Balance, December 31, 1999                          $     1,180   $ 7,245,967   $  (721,900)   $(6,448,737)
                                                    ===========   ===========   ===========    ===========


See Notes to Financial Statements.

                                SYCONET.COM, INC.

                            Statements of Cash Flows
               For the Years Ended December 31, 1999 and 1998 and
              the Period from January 15, 1997 (Date of Inception)
                              to December 31, 1997

                                                                                                                Period from
                                                                                                              January 15, 1997
                                                                          Year Ended         Year Ended     (Date of Inception)
                                                                         December 31,        December 31,     to December 31,
                                                                             1999                1998              1997
                                                                        ---------------    ---------------    ---------------
Cash Flows From Operating Activities
     Net loss                                                           $    (5,297,973)   $      (661,029)   $      (489,735)
     Adjustments to reconcile net loss to net cash
          (used in) operating activities:
               Depreciation                                                       7,204              4,552                923
               Amortization of deferred compensation
                 related to stock options                                     3,846,014                 --                 --
               Changes in assets and liabilities:
                    (Increase) in accounts receivable                           (22,727)           (22,494)           (18,012)
                    (Increase) decrease in prepaid expenses                      (4,324)             5,000             (5,000)
                    (Increase) in inventory                                    (184,669)          (167,507)                --
                    (Increase) in other assets                                   (1,930)                --             (5,000)
                    Increase in accounts payable and accrued expenses           719,126            232,401             68,901
                    Increase in stock subscription refund payable                    --             22,500                 --
                                                                        ---------------    ---------------    ---------------
                         Net cash (used in) operating activities        $      (939,279)   $      (586,577)   $      (447,923)
                                                                        ---------------    ---------------    ---------------

Cash Flows From Investing Activities,
     purchase of property and equipment                                 $       (59,166)   $       (16,473)   $        (9,230)
                                                                        ---------------    ---------------    ---------------

Cash Flows From Financing Activities
     Proceeds from issuance of stock                                    $     1,644,695    $       522,750    $       511,788
     Short-term loans from officers                                             (10,000)            10,000                 --
     Short-term loans to officers                                               (65,000)                --                 --
     Short-term loans to employees                                                2,000             (2,000)                --
     Proceeds from long-term borrowing                                               --                 --             50,000
     Principal payments on long-term debt                                        (6,367)           (10,289)            (1,370)
                                                                        ---------------    ---------------    ---------------
                         Net cash provided by financing activities      $     1,565,328    $       520,461    $       560,418
                                                                        ---------------    ---------------    ---------------

                         Increase (decrease) in cash and cash
                              equivalents                               $       566,883    $       (82,589)   $       103,265

Cash and Cash Equivalents
     Beginning                                                                   20,676            103,265                 --
                                                                        ---------------    ---------------    ---------------

     Ending                                                             $       587,559    $        20,676    $       103,265
                                                                        ===============    ===============    ===============

Supplemental Disclosures of Cash Flow Information,
     cash payments for interest                                         $         1,173    $         2,712    $         1,630
                                                                        ===============    ===============    ===============


See Notes to Financial Statements.

                                SYCONET.COM, INC.

                          Notes to Financial Statements


Note 1.   Nature of Business and Significant Accounting Policies

          From January 15, 1997, date of inception, to February 1, 1997, the Corporation operated as a general partnership between Sy Robert Picone, Chief Executive Officer of Syconet.com, Inc. ("SyCo" or the "Corporation"), and William Spears, President of SyCo. From February 1, 1997 to June 30, 1997, the Corporation operated as a limited partnership which included nine separate partners and on June 30, 1997, the Corporation was incorporated in the State of Delaware under the name Syco Comics & Distribution. The Company changed its name in early 1999 to Syconet.com, Inc.

          From the date of inception to December 31, 1997, the Corporation primarily operated as a distributor of comic books, trading cards and collectible toys to independent retailers nationwide. Subsequent to 1997, the Corporation replaced the distribution of comic books with the distribution of Japanese anime videos. Sales are made in the United States and internationally through several websites on the internet, the publication of a catalog and attendance at conventions across the United States.

          A summary of the Corporation's accounting policies are as follows:

               Cash and Cash Equivalents

                    For purposes of reporting the statements of cash flows, the Corporation includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. Certificates of deposit, regardless of maturities, are included as cash and cash equivalents on the accompanying balance sheets.

               Accounts Receivable

                    Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts is $15,000 and $8,202 for December 31, 1999 and 1998,
                    respectively.

               Inventories

                    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 1999 and 1998 consisted of goods, primarily anime videos, purchased for redistribution.

                          Notes to Financial Statements


               Property and Equipment

                    Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five-year estimated life. Depreciation expense totaled $7,204, $4,552 and $923 for the years ended December 31, 1999 and 1998 and the period from January 15, 1997, date of inception, through December 31, 1997, respectively.

               Earnings Per Share

                    Per Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," basic earnings per share is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Dilution reduces EPS and results from the assumption that convertible securities were converted, that options or warrants were exercised, or that other shares were issued upon the satisfaction of certain conditions. Common equivalent shares are excluded from the computation if their effect is antidilutive.

               Revenue Recognition

                    The Corporation recognizes revenue from product sales, net of any discounts which range from 28% to 50%, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. The Corporation provides an allowance for sales returns, which has been insignificant, based on historical experience.

               Advertising Costs

                    Advertising costs are expensed as incurred. Advertising costs were $72,762, $17,030 and $12,012 for the years ended December 31, 1999 and 1998 and the period from January 15, 1997, date of inception, through December 31, 1997, respectively.

                    The Corporation has also entered into certain advertising agreements, which include fixed fees through 2000. The costs associated with these agreements are recognized on a systematic basis over the term of the related agreements as services are received.

                          Notes to Financial Statements


               Software Development Costs

                    In accordance with Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes software development costs in the application development stage of the software development project. To date, all of the Corporation's costs for research and development of software development have been expensed as incurred since the amount of software development costs incurred subsequent to the preliminary product stage has been immaterial.

               Income Taxes

                    Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of asset and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

               Use of Estimates

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2.   Accounts Payable and Accrued Expenses

          The Corporation's accounts payable and accrued expenses consist of the following:

                                                       December 31,
                                                ---------------------------
                                                   1999             1998
                                                ----------       ----------

     Accounts payable                           $  330,151       $  160,686
     Professional services                         461,103           54,813
     Salaries                                      123,480            1,630
     Payroll taxes                                  74,052           82,368
     Other                                          31,642            1,805
                                                ----------       ----------
                                                $1,020,428       $  301,302
                                                ==========       ==========

                          Notes to Financial Statements


Note 3.   Long-Term Debt

          The Corporation's long-term debt is as follows:

                                                            December 31,
                                                        -------------------
                                                          1999        1998
                                                        -------     -------
     Note payable, due in monthly
          installments of $1,517, interest
          at 9.25%, uncollateralized,
          due September 2000                            $31,975     $38,341
     Less current maturities                             31,975      22,483
                                                        -------     -------
                                                        $    --     $15,858
                                                        =======     =======

          Aggregate maturities of long-term debt due in 2000 are $31,975.


Note 4.   Payroll Taxes Payable

          During 1997 and the first three quarters of 1998, the Corporation was in compliance with payroll tax reporting requirements but was not able to remit the related tax amounts. Consequently, the Corporation entered into an installment payment agreement with the IRS and began making payments to cover the back taxes and penalties. The payroll tax liability was $64,768, plus penalties and interest of $17,600 at December 31, 1998. The Corporation paid off its back taxes in 1999, and is now current with its payroll tax obligations.

Note 5.   Credit Risk

          The Corporation maintains its cash accounts and certificates of deposit at various commercial banks. At December 31, 1999 and 1998, all deposits were covered by the FDIC.

Note 6.   Related Party Transactions

          The amounts due from employees and loans due to stockholders represent short-term cash advances. At December 31, 1998, the Corporation had $2,000 due from an employee and $10,000 due to officers, which were collected and remitted in 1999, respectively. At December 31, 1999, the Corporation had $65,000 due from an officer, which was collected in early 2000.

                          Notes to Financial Statements


Note 7.   Loss Per Share

          The effect on weighted average number of shares of diluted potential common stock are not included in the computation if their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the years ended December 31, 1999 and 1998 and the period from January 15, 1997, date of inception, through December 31, 1997.

          Options  of  14,916,000,  5,471,000  and  5,400,000  shares  were  not included in computing loss per share assuming dilution for the years ended December 31, 1999 and 1998 and the period from January 15, 1997, date of inception, through December 31, 1997, respectively, because their effects were antidilutive. The potential common stock did not have an effect on net loss.

Note 8.   Stock Options

          The Corporation authorized the grant of 3,320,000 non-qualified and 6,130,000 qualified stock options in 1999, 86,000 non-qualified stock options in 1998 and 5,400,000 non-qualified stock options in 1997 to key employees or directors of the Corporation. The vesting period ranges from one month to three years for the options granted in 1999, immediately to one year for those granted in 1998 and immediately for all stock options granted in 1997. Financial Accounting Standards Board ("SFAS") Statement No. 123, "Accounting for Stock Based Compensation," provides for a fair value method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the options, the current price of the underlying stock, and the risk-free interest rate for the expected term of the option. The Corporation has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations, which generally requires that compensation cost be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock.

          The Corporation recorded aggregate deferred compensation of $4,567,914 in 1999. The amount represents the difference between the grant price and the deemed fair value of the Corporation's common stock for shares subject to options granted in 1999. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which range from one month to three years. Total amortization recognized was $3,846,014 for the year ended December 31, 1999. The underlying stock options were granted in the fourth quarter of 1999 and substantially vested as of year end. Prior to October, 1998, the Corporation's stock was not readily marketable and had no determinable fair value. Under APB No. 25, because the exercise price of all outstanding options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized during the year ended December 31, 1998 and for the period from January 15, 1997 to December 31, 1997.

                          Notes to Financial Statements


          If the fair value method of accounting for stock options under SFAS 123 had been applied there would have been no expense relating to the stock options for 1998 and 1997 since there was no determinable fair value for the related stock at the grant date of the stock options. Net income would have been reduced in 1999 as follows:

                                                                  1999
                                                               -----------
     Net loss
          As reported                                          $(5,297,973)
          Pro forma                                             (8,511,679)


          In determining the pro forma amounts above, the fair value of each employee-related grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999: Price volatility of 85%, risk-free interest rate of 6.5%, dividend rate of 0% and expected lives of 7 years. Loss per share would remain unchanged in 1999 because including the stock options would have an antidilutive effect.

          A summary of the status of the outstanding options at December 31, 1999, 1998 and 1997 and changes during the periods ended on those dates is as follows:

                                           December 31, 1999                December 31, 1998                December 31, 1997
                                      -----------------------------    ----------------------------     ----------------------------
                                                      Weighted                           Weighted                         Weighted
                                                       Average                           Average                          Average
                                                      Exercise                           Exercise                         Exercise
                                        Shares          Price            Shares           Price           Shares           Price
                                      ----------     -------------     ----------     -------------     ----------     -------------
Outstanding at beginning
     of year                           5,471,000     $        0.01      5,400,000     $        0.01             --     $          --
Granted                                9,450,000              1.16         86,000              0.03      5,400,000              0.01
Exercised                                  5,000              0.05         15,000              0.01             --                --
                                      ----------                       ----------                       ----------
Outstanding at end of year            14,916,000                        5,471,000                        5,400,000              0.01
                                      ==========                       ==========                       ==========
Exercisable at end of year             5,916,000                        5,446,000                        5,400,000


          The weighted-average fair value of options granted during the year ended December 31, 1999 was $1.18 and $1.76 for options granted at fair market value and for options granted at below fair market value, respectively. The weighted-average exercise price of options granted during the year ended December 31, 1999 was $1.49 and $0.53 for options granted at fair market value and for options granted at below fair market value, respectively.

                          Notes to Financial Statements


          The following table summarizes information about options outstanding at December 31, 1999:

                                          Options Outstanding                          Options Exercisable
                        -----------------------------------------------------   -----------------------------------
                                              Weighted-
                                               Average          Weighted                                Weighted
                                              Remaining          Average                                Average
      Range of               Number          Contractual        Exercise             Number             Exercise
   Exercise Prices        Outstanding           Life              Price            Outstanding           Price
----------------------  -----------------  ----------------  ----------------   ------------------    -------------
 $0.01 - 0.50                 5,466,000              3.41            $ 0.01            5,466,000           $ 0.01
  0.51 - 2.03                 9,450,000              9.92              0.16              450,000             0.51
                             ----------                                                ---------
                             14,916,000                                                5,916,000
                             ==========                                                =========


Note 9.   Operating Leases

          The Corporation leases certain office equipment and automobiles under various operating leases. Scheduled payments under these leases are as follows:

          Year ended December 31,
                   2000                                        $ 14,680
                   2001                                           7,152
                   2002                                           3,037
                                                               --------
                                                               $ 24,869
                                                               ========

          The total rental expense included in the statements of operations for the years ended December 31, 1999 and 1998 and the period from January 15, 1997, date of inception, through December 31, 1997 was $50,566, $53,314 and $8,857, respectively.


Note 10.  Income Tax Matters

          Net deferred tax assets consist of the following components as of December 31, 1999 and 1998:


                                                  1999           1998
                                             ---------      ---------
          Deferred tax assets:
               Loss carryforwards            $ 867,000      $ 377,400

               Less valuation allowance       (867,000)      (377,400)
                                             ---------      ---------
                                             $      --      $      --
                                             =========      =========

                          Notes to Financial Statements


          During the years ended December 31, 1999 and 1998, the Corporation recorded a valuation allowance of $867,000 and $377,400 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 1999 or 1998.

          Loss carryforwards for tax purposes as of December 31, 1999 have the following expiration dates:

          Expiration Date                                          Amount
          ---------------                                        -----------
               2017                                              $   480,000
               2018                                                  630,000
               2019                                                1,440,000
                                                                 -----------
                                                                 $ 2,550,000
                                                                 ===========

          The income tax provision is less than would be obtained by applying the statutory Federal corporate income tax rate to pre-tax accounting income as a result of the following items:

                                                                                    Period from
                                                                                    January 15,
                                                                                       1997
                                                     Years Ended December 31,         through
                                                  ----------------------------      December 31,
                                                      1999             1998            1997
                                                  -----------      -----------      -----------
          Income tax (benefit) computed at
               federal statutory rates            $(1,801,311)     $  (224,750)     $  (166,510)
          Increase (decrease) in income taxes
               resulting from:
                    Nondeductible stock-based
                         compensation expense       1,307,645               --               --
                    Valuation allowance               499,600          214,200          163,200
                    Other                              (5,934)          10,550            3,310
                                                  -----------      -----------      -----------
                                                  $        --      $        --      $        --
                                                  ===========      ===========      ===========

                          Notes to Financial Statements


Note 11.  Commitments and Contingencies

          The Corporation entered into a consulting agreement in early 1999, which specified both payments of cash and the issuance of common stock of the Corporation. The stock was not issued in 1999, and subsequently, the two parties have agreed to a payment of 137,500 shares of the Corporation's common stock in 2000.

          The Corporation entered into various advertising contracts in late 1999 and early 2000 which commit the Corporation to expenses of $316,906 in 2000.

Note 12.  Subsequent Events

          Additional Sources of Capital

               The Corporation has funded its operations primarily through private equity financing pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. Additional funds were raised through various private placements through March 2000 totaling in excess of $450,000.

          New Line of Credit

               The Corporation has signed a Letter of Intent for a $5 million line of credit with a venture capital firm that has funded numerous emerging growth companies. The Letter of Intent expires at the end of 2000.

          Funding Agreement

               The Corporation entered into a $2 million funding agreement with a venture capital firm in late 1999. The funding will occur in four separate installments in 2000 and is contingent upon the Corporation meeting certain filing deadlines. The Corporation received $500,000 in early 2000. The obligations bear interest at 12% per annum and are repayable in shares of common stock equal to the principal plus interest accrued to the payment date.

          Lease Commitments

               The Corporation has entered into three new lease commitments in early 2000 for the rental of office and warehouse space. The lease commitments over the next six years are: 2000, $266,175; 2001, $296,349; 2002, $288,000; 2003, $288,000; 2004, $288,000
               and 2005, $72,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               N/A

                                    PART III

Item 9.        Directors,  Executive  Officers,  Promoters and Control  Persons;
               Compliance with Section 16(a) of the Exchange Act.

     (a) Officers and directors: The following table provides information concerning each of our executive officers and directors. All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified, or until a director's death, resignation or removal.

Name                            Age        Position
-----                          -----       -------
Sy Robert Picon                 41         President, Chief Executive Officer,
                                             Treasurer and Director

William Spears                  37         Executive Vice President and Director

Jean-Claude Geha                36         Executive Vice President and Chief
                                           Operating Officer

Philip Jacobson                 39         Executive Vice President

Kathryn T. Jacobson             43         Chief Financial Officer

J. Larry Hineline               54         Secretary and Director

Edward E. Kramer                39         Director

Francis H. Yano                 52         Director

     Sy Robert Picon: Mr. Picon is one of our co-founders along with William Spears. He has been our Chairman of the Board, Chief Executive Officer and Treasurer since our inception and was elected our President in June 1998. He was a co-founder of the Virginia limited partnership formed on February 1, 1997 which is our predecessor. He has been involved in the comic book industry for over ten years. In 1991, he founded SyCo Comics, a supplier of comic books and related media to disabled individuals, which he sold in 1996. Mr. Picon has also worked as a chief administrator for a major telecommunications firm.

     William Spears: Mr. Spears is one of our co-founders along with Mr. Picon. He has been one of our Directors since our inception. He was our President from inception until June 1998, when he became our Executive Vice President. He was a co-founder of the Virginia limited partnership formed on February 1, 1997 which is our predecessor. He has been in the comic book industry since 1989 when he created a comic book title which he published. In 1995, he opened a retail comic book specialty store in San Carlos, California and expanded onto the Internet in 1996. Since 1982, he has owned and operated the Perfect Shirt & Sign Company, a promotional screen printing facility which in 1990 expanded into supplying computer accessories.

     Jean-Claude Geha: Mr. Geha has been an Executive Vice President and our Chief Operating Officer since January 2000. He has more than 10 years of senior management experience and has worked in the fields of engineering, operating and marketing at MCI. From 1998 until he joined us, Mr. Geha was the Director of Product Management and Market Communications for Apex Global Internet Services, a Tier 1 Internet backbone company, where his responsibilities included the design and implementation of AGIS' domestic and international Internet and data products and services. From 1996 to 1999, he was the Senior Marketing Manager and Consultant for Broadband Marketing at Bell Canada/Stentor. From 1991 to 1996 he worked at MCI, first as a Special Services Engineer, then as a Manager of Global Data Engineering and Provisioning, and later of Internet MCI Services and, finally, as a Senior Sales Support Manager in Customer Business Solutions. Mr. Geha has an M.S. in Telecommunications Management from Southern Methodist University and a B.S. in Electrical Engineering from the University of Maryland.

     Philip Jacobson: Mr. Jacobson joined us as Executive Vice President in January 2000. From July 1999 to January 2000, he was the founder and President of a financial planning and partner marketing consulting firm called Network Conceptions LLC. From April 1998 to July 1999, he was Director of Business Development for Apex Global Internet Services and from January 1984 to January 1998 he worked for MCI Communications managing a series of financial and marketing departments, with an emphasis on Internet services and advanced products, most recently as Senior Manager, Partner Marketing. Mr. Jacobson has a B.A. in Accounting from the University of Massachusetts and he is a certified public accountant. He is the husband of Kathryn Jacobson.

     Kathryn T. Jacobson: Mrs. Jacobson has been our Chief Financial Officer since November 1999. Her background includes controllership, Enterprise Resource Planning systems conversions, treasury functions, financing and acquisitions. From July 1998 to September 1999, she was Controller at Information Systems Support Inc. From October 1987 to July 1998, she worked at CACI Technologies, Inc., a division of CACI, Inc. (NASDAQ: CACI), formerly QuesTech, Inc., first as a Senior Accountant, then Manager of Financial Reporting, then Assistant
Controller and finally as Director of Accounting and Financial Reporting, managing that company's accounting and SEC reporting functions. Prior to joining CACI, she worked in various professional capacities in finance and accounting at Computer Sciences Corporation, and MCI Worldcom (formerly MCI). Mrs. Jacobson is a certified public accountant and received her M.B.A. in Finance and a Masters in Accounting from George Washington University. She is a member of the American Institute of Certified Public Accountants and the Institute of Management Accountants. She is the wife of Philip Jacobson.

     J. Larry Hineline: Mr. Hineline has been one of our Directors since January 1998 and our Secretary since June 1998. From 1978 to 1991 he was employed at U.S. Surgical, most recently as Senior Director of Operations, a position he held for seven years. From 1991 to 1992, he was the Vice-President of Product Operations for Joint Medical Products Corporation. Since October 1993 he has been the owner of JVR Systems Inc. and Bear Services Inc., computer and consulting companies, respectively. Since February 1997 he also has been the owner of DavDez Arts Inc., a publisher of comic books, short stories and graphic novels. Mr. Hineline received his undergraduate degree from Troy State University in 1976 and his M.B.A from California Coast University in 1999. He is currently working towards a Ph.D. in Business Administration.

     Edward E. Kramer: Mr. Kramer has been one of our Directors since October 1997. He has been in the comic book industry since 1987, when he became a co-owner of Titan Games and Comics, a position that he currently holds. Since 1992, Mr. Kramer also has been a Technology Associate at Metropolitan Regional Educational Service Agency, a division of the Georgia Department of Education, in Atlanta, Georgia. Mr. Kramer is also an award-winning writer and editor of nearly two dozen books in the science fiction and horror genres. He received his undergraduate degree in Psychology from Emory University and a Master's Degree in Administration and Planning from Emory University School of Medicine.

     Francis H. Yano: Mr. Yano has been one of our Directors since February, 2000. Since April 1973 Mr. Yano has been an attorney in private practice. From 1984 to the present, Mr. Yano has been President, Director and co-owner of TVF, Inc., a suntan lotion company in Honolulu, Hawaii. Mr. Yano received his B.A. in Biology from the University of Hawaii and his J.D. from the University of Colorado Law School.

     (b) Key employees:

     R. Scott Murphy: Mr. Murphy, age 39, joined us in January 2000 as the Director of Technical Services and Web Design. From September 1999 to January 2000, he was a Senior Systems Programmer at Command Technologies, Inc. From June 1998 to September 1999, he held a management position at KPMG where he led a project to create an intranet portal service that allows KPMG employees worldwide to access a complete library of tax services. Mr. Murphy was employed by West Virginia University since February 1997 as its coordinator of all user access and systems security. He received a B.A. in Computer Art from Davis and Elkins College and is working on the requirements for an M.S. in Computer Science from West Virginia University.

     Keith Impink: Mr. Impink, age 35, joined us in January 2000 as our Creative Director and Webmaster. Mr. Impink is a professional artist and web designer who is responsible for the design of our corporate and e-commerce websites, as well as all of our marketing and convention materials. For the last five years Mr. Impink has worked as a free-lance web developer and graphic designer based in California. During those five years, he worked as Webmaster for companies such as M.P. Mountanos, Inc. and Oscar Knows, which runs the www.oscarknows.com site. From 1981 to 1995, Mr. Impink was a free-lance commercial artist designing t-shirts, album covers, convention materials and marketing literature for clients such as Hewlett-Packard, BMW, the American Heart Association, Capitol Records and rock bands such as The Grateful Dead and Lynryd Skynryd.

Item 10.  Executive Compensation.

     (a) Summary Compensation: The following table summarizes the compensation for the fiscal year ended December 31, 1999 and the prior two fiscal years earned by or paid to our chief executive officer. No other executive officer earned more than $100,000 for these years.


                                                         Long Term Compensation
                                                        ------------------------
                                   Annual Compensation             Awards
                                                                 Securities
Name and                                                         Underlying
principal position            Year          Salary      Bonus  Options(#)/SARS
------------------            ----         ---------    -----  -----------------

Sy R. Picon, CEO              1999         $ 103,955    $  0      4,600,000
                              1998         $  58,231    $  0              0
                              1997         $  42,058    $  0      2,285,000



                                      Option/SAR Grants in Last Fiscal Year
                                                 Individual Grants
                       ----------------------------------------------------------------------
                        Number of      % of Total
                        Securities     Options/SARS
                        Underlying     Granted to      Exercise or               Market Price
                       Options/SARS     Employees      Base Price  Expiration    on  Date of
Name                    Granted (#)   in Fiscal Year    ($/share)     Date       of Grant ($)
----------             ------------   --------------  -----------  ----------    ------------
Sy R. Picon              1,000,000         10%            $0.51     01/03/10         $2.03
                         1,000,000         10%            $2.03     01/03/10         $2.03
                         2,600,000         27%            $1.23     12/31/12         $1.23


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Unless otherwise indicated, we believe that the individuals listed in this Item have the sole power to vote and dispose of the number of shares listed opposite their respective names.

     (a) Security ownership of certain beneficial owners

     The following table contains information regarding ownership of our common stock, which are our only voting securities, which are deemed under the current rules of the Securities and Exchange Commission to be beneficially owned by any person -- including any "group" as that term is used in Instruction No. 4 to S-B
Item 403 -- known by us to be the beneficial owner of more than five percent (5%) of our common stock as of March 28, 2000:

Name and address                   No. of
of beneficial owner             Shares Owned              Percentage of Class
---------------                 ------------              -------------------

Sy Robert Picon                 6,756,967(1)                    40%
c/o SyCoNet.Com, Inc.
9208A Venture Court
Manassas, VA 20111

William Spears                  5,900,039(2)                    33
c/o SyCoNet.Com, Inc.
9208A Venture Court
Manassas, VA 20111

J. Larry Hineline                 679,503(3)                     5
9266 Oak Hammock Lane
Jupiter, FL 33478

----------

(1) Includes options to purchase 4,501,667 shares and 250,000 shares owned by Mr. Picon's wife, as to which he disclaims beneficial ownership.

(2)  Includes options to purchase 5,198,333 shares.

(3)  Includes options to purchase 28,750 shares.

     (b)  Security Ownership of Management.

     The following table contains information regarding ownership of our common stock, which are our only voting securities, which are deemed under the current rules of the Securities and Exchange Commission to be beneficially owned by our directors, our executive officers named in Item 5 below, and our directors and executive officers as a group, as of March 28, 2000:

                                                                     No. of
Name and Address                          Office                  Shares Owned        Percentage of Class
-------------                         ---------------             -------------       -------------------
Sy Robert Picon                        President, Chief           6,756,967(1)               40%
c/o SyCoNet.Com, Inc.                  Executive Officer,
9208A Venture Court                    Treasurer and
Manassas, VA 20111                     Director

William Spears                         Executive Vice             5,900,039(2)               33
c/o SyCoNet.Com, Inc.                  President,
9208A Venture Court                    and Director
Manassas, VA 20111

J. Larry Hineline                      Secretary and                679,503(3)                5
9266 Oak Hammock Lane                  Director
Jupiter, FL 33478

Edward E. Kramer                       Director                     288,750(4)                2
2480 Honeycomb Way
Duluth, GA 30096

Philip Jacobson                        Executive                    123,000(5)               (6)
9029 Edgepark Road                     Vice President
Vienna, Virginia 22182

Kathryn Jacobson                       Chief Financial              123,000(7)               (6)
9029 Edgepark Road                     Officer
Vienna, Virginia 22182

Francis H. Yano                        Director                     144,850(8)                1
1466 Pule Place
Honolulu, HI 96816

Jean-Claude Geha                       Chief Operating              100,000(9)               (6)
3615 Devilwood Ct.                     Officer
Fairfax, Virginia 22030

All Officers and                                                 13,993,109                  61
Directors as a Group
(8 individuals)

----------
(1) Includes options to purchase 4,501,667 shares and 250,000 shares owned by Mr. Picon's wife, as to which he disclaims beneficial ownership.

(2)  Includes options to purchase 5,198,333 shares.

(3)  Includes options to purchase 28,750 shares.

(4)  Includes options to purchase 258,750 shares.

(5) Includes options to purchase 25,000 shares and includes options to purchase 62,500 shares owned by his wife Kathryn Jacobson, as to which Mr. Jacobson disclaims beneficial ownership.

(6)  Less than one percent.

(7) Includes options to purchase 62,500 shares and includes 35,500 shares and options to purchase 25,000 shares owned by her husband, Philip Jacobson, as to which Mrs. Jacobson disclaims beneficial ownership.

(8) Includes 1,750 shares owned by his son, 700 shares held by his daughter, and 6,900 shares held by his wife, as trustee for her mother.

(9)  Consists of options to purchase 100,000 shares.

Item 12.  Certain Relationships and Related Transactions

     In the fourth quarter of 1999, we loaned to our Chief Executive Officer Sy Picon, an aggregate of $65,000 as follows: $20,000 on October 28, 1999, $15,000 on November 8, 1999 and $30,000 on November 30, 1999. The $65,000 was repaid in full in early 2000.

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

            3.1    Certificate of Incorporation -
                   incorporated by reference to
                   Exhibit 3.1 to Registration
                   Statement on Form 10-SB
                   (SEC File No.000-29113)

            3.1a   Certificate of Amendment of the
                   Certificate of Incorporation,
                   dated March 11, 1998 -
                   incorporated by reference to
                   Exhibit 3.1a to Registration
                   Statement on Form 10-SB (SEC
                   File No.000-29113)

            3.1b   Certificate of Amendment of
                   Certificate of Incorporation,
                   dated February 17, 1999 -
                   incorporated by reference to
                   Exhibit 3.1b to Registration
                   Statement on Form 10-SB (SEC
                   File No.000-29113)

            3.2    By-Laws - incorporated by
                   reference to Exhibit 3.2 to
                   Registration Statement on
                   Form 10-SB
                   (SEC File No.000-29113)

              4    Specimen Common Stock
                   Certificate - incorporated by
                   reference to Exhibit 4 to
                   Amendment No. 1 to Registration
                   Statement on Form 10-SB
                   (SEC File No.000-29113)

            10.1   Funding Agreement with
                   Alliance Equities, Inc.,
                   dated December 16, 1999 -
                   incorporated by reference to
                   Exhibit 10.1 to Registration
                   Statement on Form 10-SB
                   (SEC File No.000-29113)

            10.2   Lease Agreement with
                   John G. and Mary Immer,
                   dated November 15, 1997 -
                   incorporated by reference to
                   Exhibit 10.2 to Registration
                   Statement on Form 10-SB
                   (SEC File No.000-29113)

            10.3   Amendment, dated January 4,
                   2000, to the Lease Agreement
                   with John G. and  Mary Immer -
                   incorporated by reference to
                   Exhibit 10.3 to Registration
                   Statement on Form 10-SB
                   (SEC File No.000-29113)

            10.4   Commercial Lease Agreement
                   with Broadwater Investments, II,
                   dated March 1, 2000 -
                   incorporated by reference to
                   Exhibit 10.4 to Amendment No. 1
                   to the Registration Statement on
                   Form 10-SB (SEC File No.000-29113)

            10.5   Addendum No. 1, dated
                   March 1, 2000, to Commercial
                   Lease Agreement with Broadwater
                   Investments, II  - incorporated by
                   reference to Exhibit 10.5 to
                   Amendment No. 1 to Registration
                   Statement on Form 10-SB
                   (SEC File No. 000-29113)

            21     Subsidiaries - incorporated by
                   reference to Exhibit 21 to
                   Amendment No. 1 to Registration
                   Statement on Form 10-SB
                   (SEC File No. 000-29113)

            27     Financial Data Schedule -
                   incorporated by reference to
                   Exhibit 27 to Amendment No. 1
                   to Registration  Statement on
                   Form 10-SB (SEC File No. 000-29113)


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                SYCONET.COM, INC.
                                            ---------------------------
                                                  (Registrant)


                                   By       /s/ Sy R. Picon
                                            ---------------------------
                                            Sy R. Picon
                                            Principal Executive Officer

                                            Date: March 30, 2000

                                   By       /s/ Kathryn Jacobson
                                            ---------------------------
                                            Kathryn Jacobson
                                            Principal Financial Officer

                                            Date:   March 30, 2000



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                   By       /s/ Sy R. Picon
                                            ---------------------------
                                            Sy R. Picon
                                            Director

                                            Date:   March 30, 2000


                                   By       /s/ William Spears
                                            ---------------------------
                                            William Spears
                                            Director

                                            Date:   March 30, 2000


                                   By       /s/ J. Larry Hineline
                                            ---------------------------
                                            J. Larry Hineline
                                            Director

                                            Date:   March 30, 2000