Form 10KSB/A
period 1999-12-31
SYCONET COM INC
filed 2000-04-07
CIK 1099234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                AMENDMENT NO. 1
                                       to
                                   FORM 10-KSB


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


     In September, November and December 1997, we sold to 24 non-accredited and 16 accredited investors 686,000 shares of common stock for an aggregate price of $343,000 ($.50 per share) in a private placement made pursuant to the exemption from registration provided by Section 3(b) of the Securities Act and Rule 504 of Regulation D promulgated under the Securities Act. The investors paid cash for their shares.

     In March, April, May and June 1998, we sold to 23 non-accredited and 16 accredited investors 728,000 shares of common stock for an aggregate price of $364,000 ($.50 per share) in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504.

     In October 1998 we issued 400,000 shares of common stock to two accredited investor consultants for services rendered aggregating $200,000. This issuance was in reliance on the exemption from registration provided by Section 3(b) and Rule 504.

     From November 1998 through February 1999, in connection with a private placement made pursuant to the exemption from registration provided by Rule 504, we (a) sold 2,012,500 shares of common stock to four non-accredited and eight accredited investors at a price of $.20 per share, for an aggregate price of $402,500 in cash, and (b) issued 180,000 shares to two non-accredited and three accredited investors for services rendered valued at $36,000.

     In March and April 1999, we sold to three accredited investors 667,500 shares of common stock at a price of $.20 per share, for an aggregate price of $133,500, in cash, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504.


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


Recent Developments

     We entered into a Letter of Intent to acquire Zocchi Distributing Inc., a distributor of games and science fiction/fantasy products. The letter of intent expressly provides that a condition to the Zocchi acquisition is Syconet causing to be removed the personal guarantee by the sole Zocchi shareholder of Zocchi's repayment of its bank debt. Given our financial condition as reflected in our December 31, 1999 financials, we think it unlikely that such condition can be satisfied absent our receipt of substantial additional financing or improvement in our results of operations. Accordingly, it is premature to conclude the Zocchi acquisition is probable.


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


                                                SYCONET.COM, INC.
                                            ---------------------------
                                                  (Registrant)


                                   By       /s/ Sy R. Picon
                                            ---------------------------
                                            Sy R. Picon
                                            Principal Executive Officer


                                            Date: April 6, 2000

                                   By       /s/ Kathryn Jacobson
                                            ---------------------------
                                            Kathryn Jacobson
                                            Principal Financial Officer

                                            Date: April 6, 2000




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


                                   By       /s/ Sy R. Picon
                                            ---------------------------
                                            Sy R. Picon
                                            Director


                                            Date:   April 6, 2000


                                   By       /s/ William Spears
                                            ---------------------------
                                            William Spears
                                            Director

                                            Date:   April 6, 2000


                                   By       /s/ J. Larry Hineline
                                            ---------------------------
                                            J. Larry Hineline
                                            Director

                                            Date:   April 6, 2000