Form 10QSB
period 2000-03-31
SYCONET COM INC
filed 2000-05-16
CIK 1099234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to _________

          Commission file number 000-29113

                                SYCONET.COM, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                            54-1838089
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

9105C Owens Drive, Manassas, Virginia                           20111
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (703) 366-3900

   N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 12,888,958 as of May 9, 2000.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                    Page 1 of 27; Exhibit Index is on Page 26

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                SYCONET.COM, INC.

                                 Balance Sheets
                      March 31, 2000 and December 31, 1999


                                                                                                March 31,          December 31,
                                                                                                  2000                1999
                                                                                               Unaudited
    Assets

Current Assets

          Cash and cash equivalents                                                            $   410,377         $   587,559

          Accounts receivable,  net of allowance for
               doubtful accounts of $15,000 at March 31, 2000 and
               December 31, 1999, respectively                                                      51,373              63,233
          Due from officers                                                                           --                65,000
          Prepaid expenses                                                                          21,924               4,324
          Inventories                                                                              578,318             352,176
          Other current assets                                                                        --                 1,930
                                                                                               -----------         -----------

               Total current assets                                                            $ 1,061, 992        $ 1,074,222
                                                                                               -----------         -----------

     Property and Equipment, at cost                                                           $   258,257         $    84,869
          Less accumulated depreciation                                                            (25,951)            (12,679)
                                                                                               -----------         -----------

               Total property and equipment                                                    $   232,306         $    72,190
                                                                                               -----------         -----------


     Other Assets                                                                              $    38,775         $     5,000
                                                                                               -----------         -----------
               Total assets                                                                    $ 1,333,073         $ 1,151,412
                                                                                               ===========         ===========

          Liabilities and Stockholders' Equity

     Current Liabilities

          Current maturities of long-term debt                                                 $   529,153         $    31,974

          Accounts payable and accrued expenses                                                $ 1,097,882           1,020,428

          Stock subscriptions refund payable                                                   $    22,500              22,500
                                                                                               -----------         -----------

               Total current liabilities                                                       $ 1,649,535         $ 1,074,902
                                                                                               -----------         -----------

     Long-Term Debt, less current maturities                                                   $      --           $      --
                                                                                               -----------         -----------

               Total liabilities                                                               $ 1,649,535         $ 1,074,902
                                                                                               -----------         -----------


     Stockholders' Equity (Deficit)

          Preferred stock, authorized, 500,000 shares; no shares
               outstanding                                                                     $      --           $     --
          Common stock, $0.0001 par value, authorized 14,500,000
               shares in 2000 and 1999; issued and outstanding 12,834,958
               and 11,795,429 shares in 2000 and 1999, respectively                                  1,271               1,180

          Additional paid-in capital                                                             7,977,576           7,245,967
          Deferred compensation                                                                   (594,400)           (721,900)
          Retained earnings (deficit)                                                           (7,700,909)         (6,448,737)
                                                                                               -----------         -----------

               Total stockholders' equity (deficit)                                            $  (316,462)        $    76,510
                                                                                               -----------         -----------

               Total liabilities and stockholders' equity (deficit)                            $ 1,333,073         $ 1,151,412
                                                                                               ===========         ===========

                                SYCONET.COM, INC.

                            Statements of Operations
                 For the Quarters Ended March 31, 2000 and 1999

                                                                            March 31                  March 31
                                                                              2000                      1999
Net sales                                                                 $    236,806              $    190,565
Cost of goods sold                                                             143,648                   142,351
                                                                          ------------              ------------
          Gross profit                                                          93,158                    48,214

Operating expenses:
     Selling, general and
         administrative expenses                                             1,337,880                   204,193
                                                                          ------------              ------------
          Operating (loss)                                                  (1,244,722)                 (155,979)

Nonoperating expense, net                                                        7,449                       706
                                                                          ------------              ------------

          Net (loss)                                                      $ (1,252,171)                 (156,685)
                                                                          ============              ============

Loss per common share, basic and diluted                                         (0.10)                    (0.02)

Weighted average shares outstanding, basic and diluted                      12,517,087                 7,791,798

                                SYCONET.COM, INC

                            Statements of Cash Flows
                           For the Three Months Ended

                                                                        March 31              March 31
                                                                          2000                  1999
Cash Flows From Operating Activities
    Net loss                                                           (1,252,171)           (156,685)
    Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation                                                          13,272               1,419
     Amortization of deferred compensation
        related to stock options                                          127,500                 --
     Change in assets and liabilities
      (Increase) decrease in accounts receivable                           11,860             (14,055)
      (Increase) in prepaid expenses                                      (17,600)                --
      (Increase) in inventory                                            (226,142)           (142,842)
      (Increase) in other assets                                          (31,845)                --
      Increase (decrease) in accounts payable and accrued expenses         77,454             (16,406)
                                                                       ----------           ---------
              Net cash (used in) operating activities                  (1,297,672)           (328,569)
                                                                       ----------           ---------

Cash Flows From Investing Activities
    purchase of property and equipment                                   (173,388)                --
                                                                       ----------           ---------
Cash Flows From Financing Activities
    Proceeds form issuance of stock                                       731,700             380,000
    Short-term loans from officers                                            --              (10,000)
    Short-term loans to employees                                          65,000                 600
    Proceeds from Other Financing                                         500,000                 --
    Principal payments on long-term debt                                   (2,822)             (2,008)
                                                                       ----------           ---------
              Net cash provided by financing activities                 1,293,878             368,592
                                                                       ----------           ---------

              Increase (decrease) in cash and cash
                equivalence                                              (177,182)             40,023

Cash and Cash Equivalents
    Beginning                                                             587,559              20,676
                                                                       ----------           ---------
    Ending                                                                410,377              60,669
                                                                       ==========           =========
Supplement Disclosures of Cash Flow Information,
    cash payments for interest

See Notes to Financial Statements.

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information

Syconet.com, Inc. ("the Company") has prepared its consolidated financial statements as of March 31, 2000 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10SB Registration Statement declared effective March 25, 2000.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value.

ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts remained at $15,000 as of March 31, 2000 and December 31, 1999.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of goods, primarily anime videos, purchased for redistribution.

PROPERTY AND EQUIPMENT

     Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five-year estimated life. Depreciation expense totaled $ 13,272 and $ 1,419 for the quarters ended March 31, 2000 and 1999, respectively.

LOSS PER SHARE

     Loss per share is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Common equivalent shares are excluded from the computation if their effect is antidilutive.

REVENUE RECOGNITION

     Sales are recorded net of discounts, which range from 28% to 50% versus manufacturer's suggested retail price (MSRP). Generally, web-based consumer purchases are non-returnable, except for damaged products. For retailers, the right of return is granted in exchange for a cash refund or merchandise exchange contingent upon receipt of the returned inventory on a case-by-base basis. Retailer returns are subject to a 15% restocking fee.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

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

NOTE 2 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including contract terminations, employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

     This Item contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements involve significant risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect our performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: inability to obtain, or delay in obtaining, the substantial additional capital we need; changes in consumer spending patterns and debt levels; market acceptance of Anime and e-commerce; technological obsolescence; and the impact of competitive market factors.

BUSINESS OVERVIEW

     SyCoNet.Com, Inc. has been capitalized since its inception from private placements of its Common Stock. We currently need substantial additional capital, and we can give no assurance that we will be able to obtain it in the near future or at all, or on commercially reasonable terms.

     A.   Anime Business

     We are engaged principally in the distribution and direct marketing of Anime -- animated cartoons produced in Japan and shipped to the United States where the licensee or master distributor inserts English subtitles or dialogue prior to distribution on videocassettes. We sell directly to individuals over the Internet at www.Animedepot.com and at Anime trade shows and other retail events.

     In addition to our main product line of video tapes and DVDs, we have started expanding our product line to games, trading cards, apparel, and toys. In order to be able to fully exploit the upsell opportunity that is available to us, SyCoNet.Com is actively pursuing licensing arrangements that would allow us to control distribution for a wide variety of products (toys, games, apparel, etc.) that are directly related to Anime themes. Depending on the product, we could take advantage of these licenses in various ways - from sublicensing to warehousing to manufacturing to direct sales. We are not focused on Anime as a niche market, but as an all- encompassing mainstream phenomenon that can be easily monetized through aggressive and creative marketing applications.

     We began as a wholesaler of Anime products to small retail outlets, such as Anime specialty stores, comic book specialty stores and video stores, that are focused almost exclusively on being the resident experts on Anime in their geographic area. We plan to continue providing wholesale services to retail stores that would like us to provide their Anime product line. In fact, we believe this line of business will continue to grow at 50% or more per year as the genre grows, and as we develop our licensing and product creation businesses. The consummation of our Letter of Intent to acquire Zocchi Distributing Inc. ("Zocchi"), which is not probable at this time, would greatly enhance our wholesale position, as it has a substantial number of wholesale accounts, virtually all of which specialize in the retail games industry.* These stores tend to purchase some of the more popular Anime titles, while Anime dealers tend


-------------------------
     *We entered into a Letter of Intent to acquire Zocchi Distributing Inc., a distributor of games and science fiction/fantasy products. The Letter of Intent expressly provides that as a condition to the Zocchi acquisition we must cause to be removed the personal guarantee by the sole Zocchi shareholder of Zocchi's repayment of its bank debt. Given our financial condition as reflected in our December 31, 1999 and March 31, 2000, financial statements, we think it unlikely that such condition can be satisfied absent our receipt of substantial additional financing or dramatic improvement in our results of operations, and we can give no assurance that either will occur in the near future or at all. Accordingly, it is premature to conclude the Zocchi acquisition is probable.

to purchase some games and enable each company to cross-sell its products to the other company's customer base while creating vertical supply chain efficiencies.

     B.   Technology Development and Business to Business Services

     In the latter half of 1999, we began to develop plans to create a full service e-commerce and distribution platform to better serve its wholesale and retail Anime customers. In completing these plans it became apparent that a real need existed for Internet companies to have a cost-effective and flexible alternative to the current set of third party distribution outsourcing companies, many of which provide poor service and little flexibility or attention to specific customer needs, and that the cost of building a platform with the flexibility and scalability to allow us to service other businesses would not be significantly greater than the cost of building a platform for our own customers. The principal difference would be in ensuring that the database design and equipment architecture would allow flexibility in as many ways as possible. As a result we decided to build a technical team dedicated to creating a business to business distribution and e-commerce platform that we could sell to third parties. If successful, the effect would be to create a source of ongoing revenue and profit in its own right. In addition, the cost per sale for distribution of our own products would decrease dramatically due to better overall utilization of infrastructure and back office systems.

     As of today our platform's accounting system is fully operational to real-time inventory levels are tracked and purchasing/ ordering/ shipping/ receiving transactions plus customer information have been simplified and integrated into a single transaction and customer database. This has greatly increased the level of service we provide to our customers.

     We are currently in the process of implementing an architecture that will allow us to sell a platform of the same caliber as those offered by the best of breed Internet consulting and b-to-b e-commerce companies, such as Vertical Net and Microstrategies. This would allow us to develop multiple web sites that function with a single underlying business operations database that includes site-specific catalog information, pricing, customer data, and content (for example, a list of the Top 5 most requested videos for a particular site). We expect to have this system fully operational by mid-summer 2000, at which point we would be extremely well positioned to rollout genre-specific sites (such as a site for children, another for teenage girls, and another focused on live action videos).

     In addition to e-commerce and distribution services, we also are developing a virtual ISP (Internet Service Provider) service-in-a-box that would be integrated into the e-commerce platform. This would allow e-commerce customers to provide ISP services to their end-users without having to purchase infrastructure. A tightly integrated package of content, commerce, and access capabilities would create an extremely powerful set of products for which we expect there to be high demand.

Business Strategy - Anime

     A.   Licenses & Proprietary Product

     We believe that licensing proprietary product from Japanese Anime content providers is critical for our future success. We seek to acquire distribution rights which would enable us to offer Anime titles and associated products that are only available from us. Acquiring proprietary product rights would require us to translate Japanese language Anime tapes into English for release and distribution as sub-titled and voice dubbed VHS tapes and DVDs, but should also enable us to achieve greater revenues with higher, more stable profit margins that could withstand the entry of larger wholesale players (service and cost advantages are not effective barriers to entry) and significantly increase our competitive advantage.

     B.   Acquisitions

     The Company's merger and acquisition strategy is directed toward obtaining a critical mass through the acquisition of customers, infrastructure, property licenses, and key employees, which would allow us to compete more effectively for the right to distribute the most popular Anime series, as represented today by Pokemon, Dragonball Z, and Princess Mononoke.

     We have several competitors in the wholesale distribution market consisting of small privately held companies that serve the Anime niche market of small specialty retailers. The most important of these companies are: Animeigo, Central Park Media, Media Blasters, AD Vision. In addition, we compete with several privately held companies that are focused primarily on Anime but also sell a wider variety of products including games, toys, wallscrolls, cards, etc. These are Action Ace, Fandom, and Next Planet Over. Our strategy is to acquire Anime distributors to leverage their assets (customers, licenses, people, infrastructure) to create true critical mass for that industry segment and enable rapid expansion into contiguous markets. As the only publicly traded company among the group, we believe we have the means of accomplishing this goal. However, we have not entered into any agreements to make any acquisitions and we can give no assurance that we will make any acquisitions in the near future or at all.

     C.   Marketing

     We are in the process of developing and executing a complete marketing program that is focused on customer acquisition, both wholesale and direct, incorporating the following principal components:

     Direct Sales to Customers. We believe that disintermediation, the process by which the Internet provides companies with the ability to sell directly to markets of all sizes, is a positive force that can be exploited by companies like us. Consumers benefit greatly when companies with product and their end users can rapidly locate each other. We intend to be the premier player in the US Anime market and we intend to accomplish this in large part via direct sales to consumers via the Internet. We are in the process of designing several separate web sites for the different audiences that enjoy various subgenera of Anime and action oriented films (such as martial arts), expected to be launched in Summer 2000. Although marketed separately, together they should be synergistic in terms of the types of promotions that will drive people to the sites and the licensing and distribution deals that must take place to ensure supply. We expect to experience economies of scale by targeting all of the subgroups with different websites that operate under a single network operations and financial infrastructure thereby reducing our cost per sale. We will continue to focus on providing a full line of Anime product that appeals to the core Anime customer - Anime fans who buy 24 tapes or more per year. This includes both consumers who buy from us directly and retailers who operate retail Anime shops. We will continue to target these customers via Anime conventions and through the sponsorship of events where Anime fans are expected to appear.

     Television. We expect to be advertising on television networks and shows that are focused on Anime. These venues would offer us an outstanding opportunity to create mindshare and increase the value of our brand(s).

     Web Based Advertising. Anime is a very popular entertainment topic on the Internet, coming up consistently in the list of top words used in search engines. Because the target audience is easily identified, web based banner ads should prove to be cost-effective when properly targeted and when they utilize dynamic artwork. We intend to use an extensive program of web based advertising and sponsorships of Anime content sites and sites that represent significant cross-over markets that provide similar demographics to our core client base (age 16-33, educated, computer savvy, etc.).

     Title Sponsorship of Dragon*Con. We have a three-year agreement to be the title sponsor of Dragon*Con. Dragon*Con is North America's largest Science Fiction and Popular Arts convention and one of Atlanta's largest annual events. Dragon*Con 2000 will be held from June 29-July 2, 2000. Attendance at 1999's event was over 38,000 people (unique visitors). Title Sponsorship provides us with premier space and ubiquitous promotional and branding coverage within the Dragon*Con event, including premier banner placement, program books, registration bags, brochures, television and cable advertising, and inclusion in all convention press releases. We will also host several events and contests that will feature our products and partnerships.

     V-ISP Free ISP Service. In 2000 we expect to offer a free but complete ISP service to our customers that includes nationwide dial-up access, hosted e-mail, personal web pages, and 24/7/365 customer service. We plan to use the ISP service to acquire customers, then aggressively sell both our own products and our partners' products through our Internet sales and fulfillment engines. Customers who purchase at least one Anime DVD or VHS tape (or equivalent) in a given month will receive the service for free. Customers who decide to not purchase our products in a given month will be charged a nominal fee for the ISP service.

     In addition, we strongly believe that our ISP service will be attractive to our wholesale customers and partners as an inexpensive private label service for the development of customer growth and loyalty. We intend to private-label the free ISP service for our wholesale customers and partners, managing the service and back office functions in exchange for a fee for each account or for other reasonable consideration.

     In addition to the profits we expect from direct use of the service by consumers, partners, and retailers, we also expect to generate advertising revenue. We will be able to place Anime or related advertising in several visible areas of the service including the CD ROM, the home page, the e-mail service, and the personal web pages.

Business Strategy - E-Commerce Technology Platform

     Our e-commerce platform is expected to significantly increase the size of our customer base, provide value added services, and efficiently support our growth. We have decided to build this platform using a complete end-to-end solution from Great Plains that seamlessly combines accounting, inventory management, and e-commerce into a single integrated package. In addition to supporting new products, promotions, and websites, the platform would allow tracking our Internet traffic and sales in great detail in real time so we can ensure our Internet advertising and promotional dollars are being spent as efficiently as possible. We also would be able to understand the activity of each customer that touches our site, and track his or her movements on our site in relation to browsing and purchase behavior. We also believe this platform can be sold through commercial ISPs and systems integrators to large corporate clients and we intend to develop and execute a marketing plan around these areas.

     As of today our platform's accounting system is fully operational and is used to process and track all sales, purchasing, inventory, and other transactions completed by SyCoNet. Real- time inventory levels are tracked and purchasing/ ordering/ shipping/ receiving transactions plus customer information have been simplified and integrated into a single transaction and customer database. This has greatly increased the level of service we provide to our customers.

     We are currently in the process of implementing an architecture that will allow us to sell a platform of the same caliber as those offered by the best of breed Internet consulting and b-to-b e-commerce companies, such as Vertical Net and Microstrategies. This would allow us to develop multiple web sites that function with a single underlying business operations database that includes site-specific catalog information, pricing, customer data, and content (for example, a list of the Top 5 most requested videos for a particular site). We expect to have this system fully operational by mid-summer 2000, at which point we would be extremely well positioned to rollout genre-specific sites (such as a site for children, another for teenage girls, and another focused on live action videos).

V-ISP Services for Business

     Our V-ISP product is being built to be the most feature-rich and cost-effective ISP-in-a-box product that is available in the US. In addition to its package of features, the access service will be integrated with the e-commerce service to allow pricing and features of the access service to be tied to the end-user's purchasing activity.

Business-to-Business E-Commerce

     In addition to helping to improve our consumer services, our e-commerce system would allow us to offer business-to-business e-commerce services to companies that are unable to fund and/or develop their own systems. We intend to provide a complete end-to-end solution that seamlessly combines the operation of on-line stores, with related accounting and inventory management, into a single integrated package would allow tracking Internet traffic and sales in great detail in real time. Our business customers would be able to offer their catalog of product and effect on line sales transactions, as well as to purchase and track inventory, track shipping, conduct account inquires, consult customer service, and access product information via the Internet. We plan to use this technology platform as a means to creating advanced e-commerce services for the business market, especially our wholesale customers and partners. We will be operational by May 15 for basic services. Additional development should be completed by mid to late 2000 with rollout of functionality in stages.

FINANCIAL OVERVIEW

     The following is a discussion of certain factors affecting our results for the quarters ended March 31, 2000 and 1999, and our liquidity and capital resources. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this Form 10QSB. The SEC is currently reviewing the financial classification of distribution and fulfillment costs as reported by e-commerce companies. Concurrent with industry practice, we present these costs on the financial statements as a component of selling, general and administrative expenses. The SEC may later decide to require the classification of certain distribution costs as cost of sales. If this occurs, we will reclassify these costs pursuant to the new SEC requirements, and our gross profit will be negatively impacted accordingly. However, such reclassification will not have any impact on our sales, operating profit or loss, or net profit or loss.

     As a reminder, our fiscal year ends on December 31. The years mentioned throughout are fiscal years.

     Since inception, we have incurred losses, and as of March 31, 2000, we had an accumulated deficit of $ 7.7 million. A substantial portion of this deficit arose during 1999, during which time we reported a loss of $ 5.3 million, of which $ 3.8 million consisted of stock-based compensation costs. We expect losses to continue, pending our achievement of growth in e-commerce based sales or the acquisition of targeted product licenses, which would allow us to realize higher profit margins. We believe that Internet sales growth will be contingent on our ability to (a) establish name recognition among fans of Anime and capitalize on up-selling and cross-selling opportunities; (b) select and market product lines that will gain popularity among Anime fans and will have cross-over potential to mainstream animation fans; (c) provide our customers good value, in terms of competitive pricing and order fulfillment; (d) identify and capitalize on advertising media and search engine tools that will allow us to best reach our target customers; and (e) acquire and successfully market product licenses. In January, 2000, we entered into an alliance with USA Network Interactive, which will enable us to launch an integrated advertising and branding campaign for our Anime product line through an e-commerce area jointly developed by USA Networks' Interactive science fiction web site, Scifi.com, and animedepot.com, our premier Anime website. In addition to directly targeting Anime fans, the partnership provides a venue for us to cross-sell to science fiction enthusiasts, build brand awareness, and drive traffic to our web site, thereby potentially increasing sales. In addition, the agreement also calls for the joint development of web content, print media advertising, promotional events, and direct targeting through millions of banner impressions. In addition we have entered into short-term on-line advertising agreements with several targeted web sites, such as with the World Wrestling Federation's www.wwf.com, renewable at the option of either party.

     We are currently completing the development of a purchase-driven virtual ISP ("Internet Service Provider") service to our customers and to affiliate groups associated with our strategic partners. The ISP program would be launched sometime in June. In addition, we are marketing the ISP program and e-commerce business services to leverage our existing e-commerce infrastructure and related competencies in front-office and back-office business solutions.

     We plan to expand our consumer oriented e-commerce business, and we expect that additional spending will occur in this area. We believe that achieving profitability will be highly dependent on our ability to grow this segment of the business, in addition to increasing our licensing and advertising revenues.

     Overall, our sales may fluctuate as a result of promotional discounts,convention marketing, current trends, which influence the popularity of certain of our product lines, inventory levels, and seasonal demand. Although we continue to experience sales growth relative to the same periods in prior years, our quarterly sales during a given year reflect seasonality, with the lowest and highest volumes reported during the first quarter and fourth quarter, respectively. Other factors that may impact sales in the future include unforeseen technological problems associated with web traffic and server availability, government regulations on web transactions, and the general state of the economy.

     Subsequent to March 31, 2000, we have experienced an increase in international sales orders due to the strong growth in demand overseas for anime products that are dubbed or subtitled in English. We intend to leverage this increase in demand by actively advertising our anime web outlets, www.animedepot.com, and www.sycodistribution.com, on popular Latin American and European web portals, plus selected venues in Asia. We expect international sales to continue to grow during the remaining quarters of this year. In order to carve a significant niche in the largely untapped Anime market, which has grown significantly based on the success of Anime entertainment like Pokemon and Princess Mononoke, we will incur additional expenditures in marketing costs, web technology, business-to-consumer and business-to-business e-commerce solutions, enhancing our web presence, establishing a highly automated order fulfillment system, and upgrading back-office and infrastructure support. Although we expect to have sufficient capital to make these expenditures and that our sales will grow as a result of these expenditures, we cannot assure you that we will have the necessary funds or that the anticipated level of growth will occur or will offset the planned expenditures.

     Operating margins will be significantly impacted by (a) our ability to maintain and satisfy our existing repeat customers, as well as attract new customers with the same level of loyalty; (b) competitive pricing pressures; (c) the effectiveness of advertising and marketing expenditures and management's ability to measure and evaluate results; (d) the effectiveness of our web design and content in attracting and leading consumers to consummate on-line sales; (e) shipping efficiencies; (f) proportion of distributor sales in relation to consumer sales; (g) general economies of scale; and (h) overall efficiencies achieved from the full implementation of our e-commerce platform.

Results of Operations

     Comparison of the quarters ended March 31, 2000 and 1999

     Net sales, consisting of the selling price of VHS and DVD products, trading cards, toys and apparel, net of discounts and customer returns, were $236,800 for the quarter ended March 31, 2000, a 24% growth over net sales of $190,600 during the comparable quarter in 1999. The growth in our first quarter sales for 2000 was driven primarily by consumer purchases through the Internet and fan-based convention sales. Higher gross margin consumer sales increased in relation to total sales. Despite the year-over-year growth in sales, our results were impacted by the temporary loss of a major retail customer that was subject to an acquisition during the first quarter. This situation was remedied and sales from this customer are expected to return to normal levels in the second quarter of this year. Based on historical trends, the first quarter generally reflects the lowest sales volume for the entire year, due to most retailers' decision to deplete inventories built up during the holidays prior to restocking more product. We had no significant international sales during the first quarter of 2000.

     The following table sets forth certain financial data for us as a percentage of net sales for the indicated periods:

                                                       (Unaudited)
                                                Quarter ended March 31
                                                 2000              1999
                                               ---------          ------

Net Sales                                         100.00%         100.00%
Cost of Goods Sold                                 60.66           74.70
Gross Margin                                       39.34           25.30
Selling, General and Administrative
Expenses                                          564.97          107.15
                                               -------------------------
Operating Loss                                   (525.63)         (81.85)
Other Expense                                      (3.15)           (.37)
                                               -------------------------
Net Loss                                         (528.78)         (82.22)
                                               =========================

     Gross profit is defined as sales less cost of sales, which consists of the cost of product sold to the customers and related shipping costs. Our gross margin during the first quarter of 2000 was more favorable than the previous year as a result of a higher percentage of consumer sales which generally yield higher margins than sales from our distribution business. Our gross profit was $ 93,200 for the quarter ended March 31, 2000, a 93% increase over the gross profit during 1999. We expect gross margins to fluctuate from period to period based on any shift in the customer base (wholesaler/retailer versus consumer), mix of products sold, or change in shipping and handling costs.

     Selling, general and administrative (SG&A) expenses include the costs of personnel involved in product distribution, customer service, financial administrative and executive functions, in addition to travel, advertising, investor relations, legal and professional services, stock compensation, and other operating costs.

     Factors accounting for the increased costs during the first quarter of 2000 include: hiring of key personnel in management, information technology, customer service, and warehousing/distribution to establish our infrastructure and facilitate order fulfillment; travel related to financing efforts and trade conventions; grass roots marketing and on-line advertising; and professional services required in connection with regulatory compliance and letters of intent. SG&A expenses for 2000 also included stock compensation costs associated with the compensatory effect of non-qualified stock option grants awarded last year, which vested in part during the first quarter. Most of the stock options that were awarded during the first quarter were granted at the fair market value of the stock at the date of award and hence had no impact on the financial statements. During the remainder of the year 2000, we expect our operating costs to continue to increase as a result of our targeted marketing, branding and advertising campaign to facilitate the ramp-up of sales; warehouse and office expansion as well as co-location facility for our ecommerce equipment; additional customer service, order fulfillment, and warehouse personnel to process an anticipated increase in on-line sales; amortization of software costs, capitalized labor, and capitalized leases associated with e-commerce solutions; depreciation of newly purchased PCs and computer peripherals; recurring network engineering and telecommunications to maintain and continuously secure our various web sites; and the build-out of more web sites to increase Anime market penetration and to cater to cross-over market segments. Our advertising agreements are short-term and generally cancelable. In the event that we are not satisfied with click-through and estimated sell-through rates, we terminate the agreements as soon as practicable. Despite our tight focus on our operations, we cannot assure you that we will achieve a level of sales commensurate with our efforts.

DEFERRED COMPENSATION

     We recorded total deferred stock compensation of $ 127,500 during the first quarter of 2000, in connection with the amortization of compensatory stock options granted late last year. We had no recognizable deferred compensation costs during the first quarter of 1999. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. The amortization cost represents the vested portion of the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

INCOME TAXES

     We made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. Since inception, we have experienced operating losses, which have recently been declining in relation to sales. Although management expects the improved trend to continue, we cannot provide any assurance as to when profits will materialize. Therefore, we cannot predict when we can use the net operating loss carry-forwards , which begin to expire in 2017, and which may be subject to certain limitations imposed under
Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning our ability to realize the related tax benefit, we have provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry- forwards.

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

Recent Developments

     We entered into a Letter of Intent to acquire Zocchi Distributing Inc., a distributor of games and science fiction/fantasy products. The letter of intent expressly provides that a condition to the Zocchi acquisition is Syconet causing the sole Zocchi shareholder to be relieved its personal guarantee of Zocchi's bank debt. Given our current financial condition, we think it unlikely that such condition can be satisfied absent our receipt of substantial additional financing or improvement in our results of operations. Accordingly, it is premature to conclude the Zocchi acquisition is probable.

Liquidity and capital resources

     As of March 31, 2000, our cash position consisted of $ 410,400 in cash compared to $ 587,600 in cash as of December 31, 1999.

     We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the first quarter of 2000, net cash provided by financing included $ 731,700 in private placement funds compared to $ 380,000 for the same period in 1999. Subsequent to the date of the financial statements, in April, 2000, the Company raised an additional $675,000 in a recent private placement offering.

     Net cash used in operations were $ 1.3 million during the first quarter of 2000 compared to $328,600 during the same period in 1999. The use of cash was due primarily to a loss from operations which was $ 1.2 million and $ 156,700 for the subject periods in 2000 and 1999, respectively. The expansion of our product offerings to ensure product availability has required us to increase our inventory levels, thereby causing an additional strain on our cash flows. We have been ramping up our inventory with new titles in anticipation of a joint branding and marketing campaign with USA Network Interactive to be launched in late May, 2000.

     During the first quarter of 2000, net cash used in investing activities consisted primarily of purchases geared towards the enhancement of our
e-commerce platform. We have deployed our technical staff to develop a fully integrated end-to-end order fulfillment and inventory management system, which is initially for internal use but can be packaged and customized for resale as a business-to-business or business-to-consumer solution. As an added incentive to promote sales, we plan to provide virtual ISP ("Internet Service Provider") service to our customers that maintain a minimum level of monthly sales. We are also packaging and branding the service for sale to business customers who will be able to offer the service to their clientele with customized content and at a price that is tied to product sale. Towards this end, we expended $ 174,000 during the first quarter and expect our capital commitment for the year to reach $ 1 million, which will be funded through capital leases and equity financing. During 1999, there were no capital expenditures for the comparative period.

     We received a $2,000,000 funding commitment from an investor firm that has funded numerous emerging growth companies. The funds will be made available to us in four $500,000 tranches. Pursuant to the funding agreement, we received an initial loan of $500,000 upon our filing of our Form 10SB registration statement with the SEC. The three other tranches will be provided to us as follows: (a) the date on which the SEC declares effective our Form SB-2; (b) 60 days following the effectiveness of our SB-2, and (c) 120 days following the effectiveness of our SB-2. Following the registration process, the loans will be paid off upon our delivery of stock equivalent to that number of shares at a stated price, corresponding to the principal plus interest accrued to the stock delivery date.

     During the first quarter of 2000, we entered into a new lease for a larger warehouse, pending identification of a permanent distribution facility. We also executed a 5-year lease on a build-to-suit facility in Manassas, Virginia, with an expected completion date in the third quarter of 2000. In late April, 2000, we relocated our corporate headquarters to an interim location in Manassas, Virginia, pending the completion of our new facility. We will require additional financing to provide for our working capital and for bringing our technology and marketing plans to fruition. Accordingly, we are seeking such capital through debt or private placements, equity offerings or other sources. The sale of equity or equity-related securities could result in additional dilution to shareholders. We expect to obtain shareholder consent to increase the number of authorized common shares from 14,500,000 to 85,000,000 and the number of authorized preferred shares from 500,000 to 1,000,000, to allow us greater flexibility to finance our working capital and growth. We plan to issue shares to fund the costs of future acquisition of, or a strategic partnership with, complementary businesses which might further impact our liquidity position or require the issuance of equity or debt securities. Although we have entered into letters of intent with certain companies, we have not completed our due diligence review of their operations nor have we obtained the required financing, and we may never do so.

     We have been in discussions with a number of parties regarding obtaining additional financing. Recently, we entered into a Letter of Intent ("LOI") to provide a $ 3 million convertible debenture offering to a hedge fund group based in Rhode Island. Pending this investor's completion of its due diligence and closing on the financing, we are not able to disclose terms at this time. Barring unforeseen circumstances, we expect to close the deal within 45 days of this filing. We also have a current private placement offering in progress, which provides us intermittent infusions of cash. However, we cannot assure you that our financing requirements can be met by current, available or potential facilities or that additional facilities will be available on terms and conditions favorable to us, if at all.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.

The "Overview" and the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis cover risk factors that may impact the Company's operating results. We have identified additional risk factors as listed below.

WE HAVE A LIMITED OPERATING HISTORY, WHICH CONSTRAINS OUR FORECASTING ABILITY.

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

WE ANTICIPATE OPERATING LOSSES TO CONTINUE.

In order to expand our market share and enhance branding, we expect to incur significant marketing and advertising expenses. Certain of these expenses include web-based targeted advertising as well as partner/ affiliate marketing programs to generate new customers. In connection with the recruitment and retention of additional key personnel, we expect to utilize stock options, which may result in increased stock compensation costs. Recent increases in capital investments will result in depreciation or lease amortization costs over the these capital assets' economic lives. Additionally, future acquisitions, if undertaken, may result in the recognition of goodwill, the amortization of which will not impact cash flows, but will adversely impact results of operations.

ANY INABILITY TO STREAMLINE AND/ OR CONSOLIDATE OUR DISTRIBUTION FACILITY WILL MATERIALLY IMPACT OUR OPERATIONS.

We currently operate an 8,100 square foot distribution facility based in Manassas, VA , which we are leasing over an 8- month period. If the current facility during this time period is not able to accommodate increases in demand and customer orders, our operating results will be materially impacted. In the event that we move the distribution facility elsewhere, we may expect a temporary disruption in our business as well as unexpected costs during the transition period pending connection of the new location to our automated order fulfillment system.

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

OUR SALES GROWTH IS PARTLY DEPENDENT ON OUR ABILITY TO DEVELOP OUR WEBSITE AND EMPLOY THE MOST RECENT E-COMMERCE TECHNOLOGY.

Commencing in late 1999 through the present time, we have expended considerable resources in enhancing our web site and leveraging unique e-commerce capabilities. Significant effort has been expended towards the development of web content, graphics, as well as web maintenance to include timely product pricing and product availability information. Our inability to update our website, facilitate on-line shopping, and cater to changing tastes and preferences will result in lost customers and sales. In order to remain competitive and improve our Internet sell-through rates, we must continue to upgrade the functionality and features of our online stores.

INVESTORS' NEGATIVE PERCEPTIONS ON DOTCOM COMPANIES COULD RESULT IN SUBSTANTIAL SALES OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL AND TO REMAIN LOW.

     General market perceptions concerning comparative investment risk associated with dotcom companies, as well as investors' reassessment of their risk relative to investment in our Company, can influence their decision to hold or sell shares of our stock. Additionally, shareholders, who have passed their respective restriction periods, may sell their shares, if there is some modest price appreciation relative to the cost basis of their shares, which might might have been acquired at a discount. If enough stockholders at any one time sell substantial amounts of our common stock, the market price of our stock could fall, thereby making it more difficult for us to obtain equity-based financing in the future at favorable terms. As of March 31, 2000, we had outstanding 12.8 million shares of common stock, of which 8 million are freely tradable in the public market, and 4.8 million are restricted, in accordance with Rule 144 of the Securities Act.

     Under Rule 144, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period that number of shares which does not exceed the greater of (a) one percent of the number of shares of common stock then outstanding or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are governed by certain requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares, and does not have to comply with the manner of sale, public information, volume limitation or notice provisions prescribed by Rule 144. Stock selling based investor perceptions on market conditions and relative strength our stock can result in a high enough daily volume of trading, setting a high volume limitation for Rule 144 purposes. Sales by our stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.

     In January 2000 we issued 10,000 shares to Jamie Graham in connection with his 1998 appointment as a director in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     In January and February 2000, we sold to seven accredited investors 208,823 shares of common stock at a price of $.85 per share, for an aggregate price of $177,500, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

     In February 2000, we sold to one accredited investor 343,000 shares of common stock at a price of $1.00 per share for an aggregate price of $343,000, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504 of the Securities Act and Section 203(t) of the Pennsylvania Securities Act of 1972.

     In February  2000, we issued  280,000 shares of common stock to a director,
J. Larry Hineline, who exercised certain stock options at a price of $.51 per share for 250,000 shares, $1.02 per share for 15,000 shares and $.01 per share for 15,000 shares, for an aggregate price of $142,950. This issuance was in reliance on the exemption from registration under Section 4(2) and 4(6) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibit is filed with this report:

                                                              Page

          27. Financial Data Schedule                          28

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2000                         SYCONET.COM, INC.



                                            By: /s/ Sy R. Picon
                                                --------------------------------
                                                Name: Sy R. Picon
                                                Title: President and Chief
                                                Executive Officer

                                            By  /s/ Kathryn Jacobson
                                                --------------------------------
                                                Name: Kathryn Jacobson
                                                Title: Chief Financial Officer