Form 10QSB
period 2000-06-30
SYCONET COM INC
filed 2000-08-25
CIK 1099234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

     Commission file number 000-29113

                                SYCONET.COM, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                            54-1838089
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

9208B Venture Court, Manassas, Virginia                           20111
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (703) 366-2946

   N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 16,766,140 as of August 16, 2000.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                    Page 1 of 26; Exhibit Index is on Page 25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                SYCONET.COM, INC.

                           Consolidated Balance Sheets


                                                                         June 30,     December 31,
                                                                           2000           1999
                                                                        Unaudited
                                                                       -----------    -----------
     Assets

Current Assets
     Cash and cash equivalents                                         $    56,350    $   587,559
     Accounts receivable, net of allowance for
      doubtful accounts of $22,000 and $15,000 at
      June 30, 2000 and December 31, 1999, respectively                    106,501         63,233
     Due from officers                                                          --         65,000
     Prepaid expenses                                                        8,274          4,324
     Inventories                                                           352,234        352,176
     Other current assets                                                    2,534          1,930
                                                                       -----------    -----------

          Total current assets                                         $   525,893    $ 1,074,222
                                                                       -----------    -----------

Property and Equipment, at cost                                        $   324,410    $    84,869
     Less accumulated depreciation                                         (44,267)       (12,679)
                                                                       -----------    -----------

          Total property and equipment                                 $   280,143    $    72,190
                                                                       -----------    -----------
Other Assets                                                                 4,388          5,000
                                                                       -----------    -----------
          Total assets                                                 $   810,424    $ 1,151,412
                                                                       ===========    ===========

     Liabilities and Stockholders' Equity

Current Liabilities
     Current maturities of long-term debt                              $   110,533    $    31,974
     Accounts payable and accrued expenses                               1,250,711      1,020,428
     Stock subscriptions refund payable                                     41,200         22,500
                                                                       -----------    -----------

          Total current liabilities                                    $ 1,402,444    $ 1,074,902

                  See Notes to Unaudited Financial Statements


Long-Term Debt, less current maturities                                     72,007           --
                                                                       -----------    -----------

          Total liabilities                                            $ 1,474,451    $ 1,074,902
                                                                       -----------    -----------

Stockholders' Equity (Deficit)
     Preferred stock, authorized, 1,000,000 shares; no shares
          outstanding                                                  $      --      $      --
     Common stock, $0.0001 par value, authorized 85,000,000
          shares in 2000 and 1999; issued and outstanding 15,516,140
          and 11,795,429 shares in 2000 and 1999, respectively         $     1,552    $     1,180
     Additional paid-in capital                                          6,457,385      7,245,967
     Deferred compensation                                                (463,727)      (721,900)
     Retained Deficit                                                   (6,659,237)    (6,448,737)
                                                                       -----------    -----------

          Total stockholders' equity (deficit)                         $  (664,027)   $    76,510
                                                                       -----------    -----------


          Total liabilities and stockholders' equity (deficit)         $   810,424    $ 1,151,412
                                                                       ===========    ===========



                  See Notes to Unaudited Financial Statements

                                SYCONET.COM, INC.

                Consolidated Statements of Operations (unaudited)

                                                                  Six Months Ended June 30,             Three Months Ended June 30,
                                                                  -------------------------             ---------------------------
                                                                   2000               1999               2000                1999
                                                                   ----               ----               ----                ----
Net sales                                                      $   477,832        $   397,987        $   241,026        $   207,422

Cost of goods sold                                                 416,055            292,916            272,407            150,565
                                                               -----------        -----------        -----------        -----------


          Gross profit (loss)                                  $    61,777        $   105,071        $   (31,381)       $    56,857

Operating expenses:
     Selling, general and
         administrative expenses                                 2,874,822            424,521          1,536,942            220,328

     Restructuring charges and other unusual items                 422,986                 --            422,986                 --

     Reversal of stock compensation expense                     (3,040,000)                --         (3,040,000)                --
                                                               -----------        -----------        -----------        -----------

          Operating income (loss)                              $  (196,031)       $  (319,450)       $ 1,048,691        $  (163,471)

Nonoperating expense, net                                           14,469              1,406              7,020                700
                                                               -----------        -----------        -----------        -----------


          Net income (loss)                                    $  (210,500)       $  (320,856)       $ 1,041,671        $  (164,171)
                                                               ===========        ===========        ===========        ===========

Earnings (loss) per common share, basic and diluted            $     (0.02)       $     (0.04)       $       .08        $     (0.02)
                                                               ===========        ===========        ===========        ===========

Weighted average shares outstanding, basic and diluted          12,865,651          9,104,478         13,535,250          8,336,048
                                                               ===========        ===========        ===========        ===========

                  See Notes to Unaudited Financial Statements

                                SYCONET.COM, INC.

                Consolidated Statements of Cash Flows (unaudited)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                        -----------------------------
                                                                           2000               1999
                                                                        -----------       -----------
Cash Flows From Operating Activities
     Net loss                                                           $  (210,500)      $  (320,856)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
        Depreciation and amortization                                        54,447             2,839
        Amortization of deferred compensation
                 related to stock options                                   258,173                --
        Restructuring charges and other unusual items                       422,986                --
        Reversal of stock compensation                                   (3,040,000)               --
        Changes in assets charges and liabilities:
           (Increase) decrease in accounts receivable                       (43,268)            1,417
           (Increase) in prepaid expenses                                    (3,950)               --
           (Increase) in inventory                                              (58)         (215,685)
           (Increase) in other assets                                      (148,626)               --
            Increase (decrease) in accounts payable and accrued expenses    230,283           (64,776)
            Increase in stock subscription refund payable                    18,700             5,000
                                                                        -----------       -----------
                         Net cash (used in) operating activities        $(2,461,813)      $  (592,061)
                                                                        -----------       -----------

Cash Flows From Investing Activities,
     purchase of property and equipment                                 $  (380,330)      $        --
                                                                        -----------       -----------


Cash Flows From Financing Activities
     Proceeds from issuance of stock                                    $ 1,751,790       $   679,000
     Short-term loans from officers                                              --           (10,000)
     Repayments of loans to officers                                         65,000                --
     Short-term loans to employees                                               --             1,200
     Proceeds from Other Financing                                          500,000                --
     Principal payments on long-term debt                                    (5,856)           (2,009)
                                                                        -----------       -----------
                         Net cash provided by financing activities      $ 2,310,934       $   668,191
                                                                        -----------       -----------

                         Increase (decrease) in cash and cash
                              equivalents                               $  (531,209)           76,130

Cash and Cash Equivalents
     Beginning                                                              587,559            20,676
                                                                        -----------       -----------

     Ending                                                             $    56,350            96,806
                                                                        ===========       ===========

Supplemental Disclosures of Cash Flow Information,
     cash payments for interest                                         $       334       $       491
                                                                        ===========       ===========

Supplemental Schedule of Noncash Investing and Financing Activities
     Payment of long-term debt by issuance of stock                     $   500,000       $        --
                                                                        ===========       ===========
     Long-term debt incurred for the purchase of equipment              $   156,422       $        --
                                                                        ===========       ===========

                  See Notes to Unaudited Financial Statements

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information

Syconet.com, Inc. ("the Company") has prepared its consolidated financial statements as of June 30, 2000 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10SB Registration Statement declared effective March 25, 2000 and Form SB2, initially made effective on June 23, 2000, and all its related post-effective amendments.

GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses since inception and the Company has used substantial amounts of working capital in its operations. In addition, there has been a loss of key personnel which may cause a disruption to operations. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

     In view of these matters, the Company needs to obtain substantial additional working capital and to replace certain key personnel. The Company is actively engaged in pursuing financing and other arrangements. However, the Company can not assure that it will be able to obtain the financing necessary to continue to support its business.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates fair value.

ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts were $ 22,000 and $ 15,000 as of June 30, 2000 and December 31, 1999, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of goods, primarily anime videos, purchased for redistribution.

PROPERTY AND EQUIPMENT

     Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five-year estimated life. Depreciation expense totaled $ 54,400 and $ 2,800 for the quarters ended June 30, 2000 and 1999, respectively.

LOSS PER SHARE

     Loss per share is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Common equivalent shares are excluded from the computation if their effect is antidilutive.

REVENUE RECOGNITION

     Sales are recorded net of discounts, which range from 28% to 50% versus manufacturer's suggested retail price (MSRP). Generally, web-based consumer purchases are non-returnable, except for damaged products. For retailers, the right of return is granted in exchange for a cash refund or merchandise exchange contingent upon receipt of the returned inventory on a case-by-base basis. Retailer returns are subject to a 15% restocking fee. In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which summarizes guidelines for recognition, presentation and disclosure of revenue in the financial statements. The Company has determined that it is in compliance with the subject bulletin.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Syconet.com and its non-operating subsidiaries. There are no inter-company balances and transactions.

ADVERTISING COSTS

Advertising costs are expensed as incurred or if applicable, are amortized over the contract term based on a guaranteed number of impressions for the period.

RESTRUCTURING CHARGES AND OTHER UNUSUAL ITEMS

     Restructuring charges consist primarily of penalties associated with early terminations of various leases on facilities and furniture which the Company is unable to use as a result of downsizing and consolidation of operations. Other unusual items consist of one-time writedowns for certain assets from which the Company may never benefit. Following is a breakdown of these charges:

                    Losses from facility
                     exit and lease
                     cancellations             148,633

                    Asset Write-downs          274,353
                                               -------
                                               422,986
                                               =======


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

RECENT ACCOUNTING PRONOUNCEMENTS

     In July, 2000, the Emerging Issues Task Force (EITF) issued its consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus provided that all amounts billed for shipping and handling in a sale transaction be classified as revenue. However, the EITF did not reach consensus on the accounting for shipping and handling costs incurred by the seller. The Company currently includes in cost of sales inbound shipping costs, but classifies warehousing, order fulfillment, and outbound shipping costs under Selling, General and Administrative Expense.

NOTE 2 -- REVERSAL OF STOCK COMPENSATION

     During the first and second quarter of 2000, 13,599,750 outstanding stock options were cancelled or forfeited, resulting in a reversal of $3,040,000 of stock compensation expense.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

     This Item contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements involve significant risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect our performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: loss of personnel associated with operating our core business, and our inability to replace such personnel which may cause disruptions to operations; failure to attract new customers or maintain repeat customers inability to obtain, or delay in obtaining, the substantial additional capital we need; changes in consumer spending patterns and debt levels; market acceptance of Anime and e-commerce; technological obsolescence; and the impact of competitive market factors.

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

     Our main product line consists primarily of video tapes and DVDs, and has recently been expanded to include games, trading cards, apparel, and toys. We have recently retained a consultant to help us explore upselling and cross-selling opportunities, including licensing arrangements that would allow us to control distribution for a wide variety of products (toys, games, apparel, etc.) that are directly related to Anime themes. Depending on the product, we could take advantage of these licenses in various ways - from sublicensing to warehousing to manufacturing to direct sales. We are not focused on Anime as a niche market, but as an all- encompassing mainstream phenomenon that can be easily monetized through aggressive and creative marketing applications.

     We began as a wholesaler of Anime products to small retail outlets, such as Anime specialty stores, comic book specialty stores and video stores, that are focused almost exclusively on being the resident experts on Anime in their geographic area. We plan to continue providing wholesale services to retail stores that would like us to provide their Anime product line. We believe this line of business will continue to grow at 50% or more per year as the genre grows, and as we develop our licensing and product creation businesses. The consummation of our Letter of Intent to acquire Zocchi Distributing Inc. ("Zocchi"), which is not probable at this time, would have greatly enhanced our wholesale position, as it has a substantial number of wholesale accounts, virtually all of which specialize in the retail games industry.*

----------
* We entered into a Letter of Intent to acquire Zocchi Distributing Inc., a distributor of games and science fiction/fantasy products. The Letter of Intent expressly provides that as a condition to the Zocchi acquisition we must cause to be removed the personal guarantee by the sole Zocchi shareholder of Zocchi's repayment of its bank debt. Given our financial condition as reflected in our December 31, 1999 and June 30, 2000, financial statements, we think it unlikely that such condition can be satisfied absent our receipt of substantial additional financing, increase in our stock price, or dramatic improvement in our results of operations, and we can give no assurance that either will occur in the near future or at all. Additionally, the current price of the Company's common stock does not favor a quick closing on the Zocchi deal which presupposes a certain valuation for the shares to be issued in connection with the acquisition. The acquisition, had it materialized earlier, would have enabled Syconet to purchase some games and enable each Company to cross-sell its products to the other company's customer base while creating vertical supply chain efficiencies.

     B.   Technology Development and Business to Business Services

     In the latter half of 1999, we began to develop plans to create a full service e-commerce and distribution platform to better serve our wholesale and retail Anime customers. In completing these plans it became apparent that a real need existed for Internet companies to have a cost-effective and flexible alternative to the current set of third party distribution outsourcing companies, many of which provide poor service and little flexibility or attention to specific customer needs, and that the cost of building a platform with the flexibility and scalability to allow us to service other businesses would not be significantly greater than the cost of building a platform for our own customers. The principal difference would be in ensuring that the database design and equipment architecture would allow flexibility in as many ways as possible. As a result we decided to build a technical team dedicated to creating a business to business distribution and e-commerce platform that we could sell to third parties. If successful, we would have been able to create an additional source of ongoing revenue and profit. Over time, the cost per sale for distribution of our own products would decrease dramatically due to better overall utilization of infrastructure and back office systems. In late June 2000 when we announced that we would not be able to meet our payroll on time, we lost substantially all of our technical staff to an internet company. Absent the technical staff and the funding required to finish the platform, we currently are not able to complete a working model of the e-commerce platform nor avail ourselves of our first potential beta customer. We are in negotiation with a key subcontractor on the e-commerce project to determine the feasibility and the resources required to complete the platform which, if launched at all, would be at a scaled back level.

     Our platform's accounting system is fully operational to track real-time inventory levels. Purchasing/ ordering/ shipping/ receiving transactions plus customer information processing have been simplified and integrated into the Great Plains system. This greatly increased the level of service we provide to our customers. However, we lack the technical capability to maintain and continue running this system efficiently. Thus, we are exploring the possibility of outsourcing this process to a vendor that can host the application.

     In addition to e-commerce and distribution services, our plan to develop a virtual ISP (Internet Service Provider) service-in-a-box that would be integrated into the e-commerce platform has been put on hold.

Business Strategy - Anime

     A.   Licenses & Proprietary Product

     We believe that licensing proprietary product from Japanese Anime content providers is critical for our future success. If we are able to raise financing, we plan to acquire distribution rights which would enable us to offer Anime titles and associated products that are only available from us. Acquiring proprietary product rights would require us to translate Japanese language Anime tapes into English for release and distribution as sub-titled and voice dubbed VHS tapes and DVDs, but should also enable us to achieve greater revenues with higher, more stable profit margins that could withstand the entry of larger wholesale players (service and cost advantages are not effective barriers to entry) and significantly increase our competitive advantage. In June 2000, we retained a consultant to help promote business development efforts, including identification of licensing opportunities.

     B.   Acquisitions

     The Company's merger and acquisition strategy is directed toward obtaining a critical mass through the acquisition of customers, infrastructure, property licenses, and key employees, which would allow us to compete more effectively for the right to distribute the most popular Anime series, as represented today by Pokemon, Dragonball Z, and Princess Mononoke.

     We have several competitors in the wholesale distribution market consisting of small privately held companies that serve the Anime niche market of small specialty retailers. The most important of these companies are: Animeigo, Central Park Media, Media Blasters, AD Vision. In addition, we compete with several privately held companies that are focused primarily on Anime but also sell a wider variety of products including games, toys, wallscrolls, cards, etc. These are Action Ace, Fandom, and Next Planet Over. Our strategy is to acquire Anime distributors to leverage their assets (customers, licenses, people, infrastructure) to create true critical mass for that industry segment and enable rapid expansion into contiguous markets. Although we still believe that a merger or a strategic partnership with any one of these companies will result in synergies that will be mutually beneficial, the decline in the Company's current stock price and deterioration of financial condition will probably not enable us to negotiate the most favorable terms, if any. We have not entered into any agreements to make any acquisitions and we can give no assurance that we will make any acquisitions in the near future or at all.

     C.   Marketing

     We have modified our marketing program to focus on new customer acquisition as well as recapture of former customers that might have been lost to the competition as a result of product stock-outs during the period of financial retrenchment. The new program will incorporate the following principal components:

     Direct Sales to Customers. We had put on hold plans to design several separate web sites for the different audiences that enjoy various subgenera of Anime and action oriented films (such as martial arts). Upon receipt of the next tranch of financing from Alliance, we expect to rebuild our customer service infrastructure and implement direct selling techniques, including telemarketing for a limited period. We will continue to focus on providing a full line of Anime product that appeals to the core Anime customer - Anime fans who buy 24 tapes or more per year. This includes both consumers who buy from us directly and retailers who operate retail Anime shops. We will continue to target these customers via Anime conventions and through the sponsorship of events where Anime fans are expected to appear.

     Web Based Advertising. Upon receipt of the next tranch of financing from Alliance, we expect to resume web advertising via virtual malls or participation in performance marketing and similar affinity programs. Unless we are able to negotiate more favorable terms, it is unlikely that we will be able to continue our advertising agreements with USA Networks or the World Wrestling Federation.

     Title Sponsorship of Dragon*Con and Conventions in General. We have a three-year agreement to be the title sponsor of Dragon*Con. Dragon*Con is North America's largest Science Fiction and Popular Arts convention and one of Atlanta's largest annual events. Due in part to limited resources, including product availability, our sales at the Dragon*Con convention, which occurred in the beginning of the third quarter of 2000, fell below expectations. However, we expect to be able to restock our inventory in time to perform at our usual levels at the remaining conventions for this year.

FINANCIAL OVERVIEW

     The following is a discussion of certain factors affecting our results for the quarters and six month periods ended June 30, 2000 and 1999, and our liquidity and capital resources. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this Form 10QSB. The SEC is currently reviewing the financial classification of distribution and fulfillment costs as reported by e-commerce companies. Concurrent with industry practice, we present these costs on the financial statements as a component of selling, general and administrative expenses. The SEC may later decide to require the classification of certain distribution costs as cost of sales. If this occurs, we will reclassify these costs pursuant to the new SEC requirements, and our gross profit will be negatively impacted accordingly. However, such reclassification will not have any impact on our sales, operating profit or loss, or net profit or loss.

     As a reminder, our fiscal year ends on December 31. The years mentioned throughout are fiscal years.

     Since inception, we have incurred losses, and as of June 30, 2000, we had an accumulated deficit of $6.6 million. We expect losses to continue, pending our achievement of growth in web sales or the acquisition of targeted product licenses, which would allow us to realize higher profit margins. We believe that Internet sales growth will be contingent on our ability to (a) establish name recognition among fans of Anime and capitalize on up-selling and cross-selling opportunities; (b) select and market product lines that will gain popularity among Anime fans and will have cross-over potential to mainstream animation fans; (c) provide our customers good value, in terms of competitive pricing and order fulfillment; (d) identify and capitalize on advertising media and search engine tools that will allow us to best reach our target customers; and (e) acquire and successfully market product licenses. In January, 2000, we entered into an alliance with USA Network Interactive, which will enable us to launch an integrated advertising and branding campaign for our Anime product line through an e-commerce area jointly developed by USA Networks' Interactive science fiction web site, Scifi.com, and animedepot.com, our premier Anime website. In addition to directly targeting Anime fans, the partnership provides a venue for us to cross-sell to science fiction enthusiasts, build brand awareness, and drive traffic to our web site, thereby potentially increasing sales. The agreement also calls for the joint development of web content, print media advertising, promotional events, and direct targeting through millions of banner impressions. Our agreement with USA Networks is on hold, pending its review of our proposed re-negotiated payment terms. A separate advertising agreement with World Wrestling Federation ("WWF") has expired and payment terms are currently being re-negotiated. We can't assure you that advertising agreements with either USA or WWF will ever occur.

     As of June 30, 2000, we lost most of our officers and senior management, including our former CEO, Sy Picon. Our new CEO, William Spears, is charged with the responsibility of re-establishing our operating structure and re-focusing on our core business. Because of our recent downsizing, we expect the sales growth to flatten, or even decline temporarily through the end of the third quarter.

     Any growth in sales during the fourth quarter and beyond will be contingent on promotional discounts, convention marketing, recapture of lost customers, customer loyalty demonstrated through repeat sales, current trends, which influence the popularity of certain of our product lines, inventory levels and/ or product availability, and seasonal demand. Although we continue to experience sales growth relative to the same periods in prior years, our quarterly sales during a given year reflect seasonality, with the lowest and highest volumes reported during the first quarter and fourth quarter, respectively. Other factors that may impact sales in the future include unforeseen technological problems associated with web traffic and server availability, government regulations on web transactions, and the general state of the economy.

     Operating margins will be, and have been, significantly impacted by (a) our ability to maintain and satisfy our existing repeat customers, as well as attract new customers with the same level of loyalty; (b) competitive pricing pressures; (c) the effectiveness of advertising and marketing expenditures and management's ability to measure and evaluate results; (d) the effectiveness of our web design and content in attracting and leading consumers to consummate on-line sales; (e) shipping efficiencies; (f) proportion of distributor sales in relation to consumer sales; (g) general economies of scale; (h) overall operating efficiencies as well as cost reduction measures and (i) overall sales of high margin product which normally appeals to certain segments our niche market.

Results of Operations

     Comparison of the quarters ended June 30, 2000 and 1999

     Net sales, consisting of the selling price of VHS and DVD products, trading cards, toys and apparel, net of discounts and customer returns, were $241,000 for the quarter ended June 30, 2000, a 16% increase over net sales of $ 207,400 during the comparable quarter in 1999. Net sales for the six months ended June 30, 2000 were $ 477,800, up 20% compared to $ 398,000 for the same period last year, indicating a more robust sales growth in the first quarter. The second quarter sales performance reflects steady growth in our Internet and convention sales, despite a continued decline in our wholesale sales. Towards the end of the second quarter and continuing on to the third quarter, we were not able to fulfill increased customer demand for new product and back orders, resulting in foregone sales and lost customers. Because of cash constraints, which were not alleviated until late August, 2000, we were unable to buy the inventory needed to meet our customer demand. We have since renegotiated terms with our key suppliers and arranged for product returns in exchange for new product. However, we have lost sales momentum during the third quarter and believe that we probably will not realize any sales improvement, if any, until the fourth quarter, provided that, along with the inventory restocking, we are able to successfully implement a limited but focused marketing program, direct sales campaign and promotion, and streamline our order fulfillment and inventory management process in order to recapture old customers and attract new ones.

     The following table sets forth certain financial data for us as a percentage of net sales for the indicated periods:

                                                              Six Months Ended June 30,         Three Months Ended June 30,
                                                             --------------------------        ----------------------------
                                                                2000             1999             2000             1999
                                                                ----             ----             ----             ----
Net Sales                                                     100.00%           100.00%          100.00%          100.00%
Cost of Goods Sold                                             87.07%            73.60%          113.02%           72.59%
                                                              ------             -----           ------            -----
Gross Profit (Loss)                                            12.93%            26.40%          (13.02%)          27.41%
Operating Expenses:
   Selling General and Administrative Expenses                601.64%           106.67%          637.67%          106.22%
   Restructuring Charges and Other Unusual Items               88.52%               --           175.49%              --
   Reversal of Stock Compensation Expense                    (636.21%)              --         (1261.27%)             --
                                                              ------             -----          -------            -----
Operating Income (Loss)                                       (41.02%)          (80.27%)         435.09%          (78.81%)
Non-operating Expense-Net                                       3.03%             0.35%            2.91%            0.34%
                                                              ------             -----           ------            -----
Net Income (Loss)                                             (44.05%)          (80.62%)         432.18%          (79.15%)

     Gross profit is defined as sales less cost of sales, which consists of the cost of product sold to the customers and inbound shipping costs. Our gross margin during the second quarter was affected by the increasing proportion of consumer sales relative to retail sales, the former generally yielding higher margins than sales from our distribution business. Our gross profit was $61,777 for the quarter ended June 30, 2000, a 42% decline over the gross profit during 1999. We expect gross margins to fluctuate from period to period based on any shift in the customer base (wholesaler/retailer versus consumer), mix of products sold, or change in shipping and handling costs. Specifically, during the second quarter, our gross margins were negatively impacted by significant inventory shrinkage and disposal, as a result of an inordinate amount of inventory in transit, amidst the loss and turnover of personnel, resulting in the erosion of our gross margin.

     Selling, general and administrative (SG&A) expenses include the costs of personnel involved in product distribution, customer service, financial administrative and executive functions, in addition to travel, advertising, investor relations, legal and professional services, stock compensation, and other operating costs. SG&A were $1.5 million and $220,300 for the quarters ended June 30, 2000 and 1999, respectively, and $2.8 million and $424,500 for the six months ended June 30, 2000 and 1999.

     Factors accounting for the increased SG&A costs during 2000 include: hiring of key personnel in management, information technology, customer service, and warehousing/distribution to establish our infrastructure and facilitate order fulfillment; travel related to financing efforts and trade conventions; grass roots marketing and on-line advertising; and professional services required in connection with regulatory compliance. We also charged to SG&A the development costs (labor and non-labor) associated with our e-commerce platform, which in the aggregate amounted to $400,000.

     Operating expenses during the second quarter for 2000 were reduced by the reversal of previously recognized stock compensation costs as a result of the cancellation of 13,599,750 options previously granted to our two co-founders and other employees that were awarded last year and cancelled in 2000.

     Subsequent stock option awards to Spears and certain of the remaining employees were noncompensatory, owing to the exercise price being set at the price of the stock as of the date of award and cancelled in 2000.

     Towards the end of the second quarter, several financing deals that were in negotiation were not successfully completed (see discussion under "Liquidity and Capital Resources"). Without any immediate cash infusion available to us, we undertook significant cost-cutting measures. Our year-to-date payroll, which totaled over $ 1 million through June 30, 2000, has been cut by 70%, as a result of an across-the-board reduction in force, as well as attrition. We deferred further development on our e-commerce and V-ISP platform, on which approximately $ 300,000 of internal labor costs had been spent through the second quarter. We cancelled most of our advertising contracts and terminated all consulting agreements, except for retainer agreements necessary to maintain our reporting status. We consolidated our operations into our warehouse, and negotiated early termination of other facility leases, with no significant penalties, enabling us to realize immediate cost savings in rent, telecommunications and utility costs.

     Since we have limited financial resources, we are able to focus only on our core business at this time. We are re-assessing our technology project and believe that even if we were to resume development, it would be scaled back considerably, and we would not be able to use certain of the enhanced system features. As a result of the restructuring and downsizing of our operations, as well as our technology plans, we have decided to write off certain prepayments and assets acquired from vendors that we may not recover or from which we may never benefit in the future. Examples of these restructuring and unusual items include forfeitures due to early lease terminations and payments made towards partially utilized software, equipment and licenses that have since been returned or cancelled. In the aggregate, these restructuring and unusual items amounted to $423,000.

     We believe that the remaining funding from Alliance may enable us to meet our working capital requirements through year-end but will not be sufficient to meet our payment obligations. We are actively renegotiating terms of our payables with our major suppliers and vendors. We are pursuing third party financing or a strategic merger transaction but cannot assure you that we will be successful.

     Although we have significantly reduced our cash burn arising from expenses in excess of sales, we believe that our existing lean cost infrastructure and staffing is well below the optimum level, and will not enable us to improve sales. By the fourth quarter, subject to our receipt of the remaining funding from Alliance, we expect our operating costs to increase, as we launch a limited advertising campaign to facilitate the ramp-up of sales and to rebuild our staff and operating infrastructure, particularly in the areas of sales and order fulfillment. Despite a tighter rein on our operations, we cannot assure you that we will achieve a level of sales commensurate with our efforts. Nor do we claim that we will have the financial capability, through external financing or cash flows from operations, despite our efforts, to continue or to sustain operations.

Deferred Compensation

     We recorded total deferred stock compensation of $258,200 during the first six months of 2000, in connection with the amortization of compensatory stock options granted late last year. We had no recognizable deferred compensation costs during the corresponding quarter of 1999. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. The amortization cost represents the vested portion of the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

Income Taxes

     We made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. We cannot provide any assurance as to when profits will materialize, if at all. Therefore, we cannot predict when we can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning our ability to realize the related tax benefit, we have provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry- forwards.

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

Letter of Intent for an Acquisition

     We entered into a Letter of Intent to acquire Zocchi Distributing Inc., a distributor of games and science fiction/fantasy products. The letter of intent expressly provides that a condition to the Zocchi acquisition is Syconet causing the sole Zocchi shareholder to be relieved its personal guarantee of Zocchi's bank debt. Given our current financial condition, we think it unlikely that such condition can be satisfied absent our receipt of substantial additional financing or improvement in our results of operations. There has not been any progress with the subject transaction.

Liquidity and capital resources

     As of June 30, 2000, our cash position consisted of $ 56,400 in cash compared to $ 587,600 in cash as of December 31, 1999.

     We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the first six months of 2000, net cash provided by financing included $1.8 million in private placement funds compared to $679,000 for the same period in 1999.

     Net cash used in operations were $2.4 million during the first half of 2000 compared to $592,100 during the same period in 1999. The use of cash was due primarily to a loss from operations which was $(210,500) and $(320,900) for the subject periods in 2000 and 1999, respectively. The loss during 2000 on a pro forma basis, before the effect of the cancellation of stock options, was approximately $3.2 million. Additionally, our working capital was tied up in inventory, which did not turn over as needed. As part of our restructuring, we have negotiated the return of up to $ 200,000 of our inventory, that has alleviated our debt load and provided us supplier credit that could be applied towards the purchase of new product in demand by our customers.

     Subsequent to June 30, 2000, we have made some progress in reducing and controlling debt, through return of equipment or product; cancellation and/ or suspension of advertising, subscription, software and license agreements; termination of consulting and leasing agreements; and renegotiation of payment terms. We are current with our payroll obligations, and may soon be able to increase staff, in order to rebuild our infrastructure, contingent upon improved sales and future financing.

     During the first half of 2000, net cash used in investing activities consisted primarily of purchases geared towards the enhancement of our e-commerce platform. We deployed our technical staff to develop a fully integrated end-to-end order fulfillment and inventory management system, which is initially for internal use but can be packaged and customized for resale as a business-to-business or business-to-consumer solution. Capital expenditures did not include development costs, which were charged to operations, and consisted only of equipment and software necessary to complete the platform. Towards this end, we expended $380,000 through the second quarter but have recently halted further capital expenditures because of financial constraints. During 1999, there were no capital expenditures for the comparative period.

     During the second quarter of 2000, we entered into various financing letters of intent (LOI) and agreements to finance our core business and the development of our e-commerce and ISP platform. The anticipated funding from these LOIs never materialized and we no longer expect them to result in additional financing to us.

     Alliance Equities recently re-negotiated its funding commitment with us, from $2 million to $1 million, of which we have already received $625,000 ($500,000 in the first quarter and $125,000 in August, 2000), and the balance to be advanced in bi-weekly installments, commencing four days after the filing of our second quarter 10QSB and contingent upon the effectiveness of the post-effective amendment to our SB2. The funding will be paid off upon our delivery of stock equivalent to that number of shares valued at 50% of the closing bid price of our stock on the day immediately preceding the date of our receipt of that loan payment.

     During the first quarter of 2000, we entered into a new lease for a larger warehouse, which is currently on month-to-month terms. We also executed a 5-year, $1 million lease on a build-to-suit facility in Manassas, Virginia, with an expected completion date in late 2000. Because of corporate downsizing, we are unable to utilize this facility and have negotiated one lease cancellation, subject to the execution of a promissory note in the amount of approximately $17,000 and a second lease cancellation, subject to the issuance of redeemable warrants to purchase 36,563 shares of our common stock at a price of $0.16 per share until August 14, 2005. In late April, 2000, we relocated our corporate headquarters to an interim location in Manassas, Virginia and have also recently been released from that lease, in consideration for nominal options issuable to the landlord and his named beneficiary.

     In anticipation of a growth in our staff, we entered into a 3-year capital lease for furniture at our corporate headquarters. We have been released from the lease, but forfeited a security deposit in the amount of $40,000 which was used by the lessor to cover his loss from the resale of our furniture.

     We have drastically reduced our cash burn as a result of our restructuring and the deferment of our technology plans. However, we will need to raise additional financing to enable us to rebuild our core business; ramp back up the inventory to enable us to remain competitive and to attract and recapture new and old customers alike; and to launch a controlled but focused performance-based marketing program. Accordingly, we are seeking such capital through debt or private placements, equity offerings or other sources. The sale of equity or equity-related securities could result in additional dilution to shareholders. We hope to be able to plan to issue shares to fund the costs of future acquisition of, or a strategic partnership with, complementary businesses which may be better capitalized than us, and accordingly, require the issuance of equity or debt securities.

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

WE HAVE A LIMITED OPERATING HISTORY WHICH CONSTRAINS OUR FORECASTING ABILITY.

     Since our inception in 1997 we have not attained profitability, and as of June 30, 2000, we had an accumulated deficit (unaudited) in excess of $6 million. We have relied primarily on external financing, which during the past three years consisted primarily of private placements of our common stock to fund our operations and capital requirements, including our product line inventory growth, and most recently, the development of our portal and product-based V-ISP service and our business-to-business e-commerce services. If we receive the additional financing we need to be able to continue such development, there can be no assurance that we will succeed. In addition, there can be no assurance as to when, if ever, we will be able to achieve profitability or that profitability, if achieved, can be sustained.

     In view of our limited operating history and our recent initiatives in developing internet-related businesses, we are unable to identify an established trend on which to base planned operating expenses. Consequently, we may not be able to contain our costs in a timely manner to offset any unfavorable sales trend nor improve our infrastructure to absorb unexpected development costs or sales growth. As a result, during any quarter we may incur a net loss or cash burn that may be greater than expected.

WE CURRENTLY HAVE A SEVERE CASH SHORTAGE AND, AS A RESULT, WE HAVE HAD TO SUSPEND OUR E-COMMERCE AND V-ISP PROGRAMS.

     We have not received the additional funding we had expected to receive by now from various potential investors who executed letters of intent with us, in particular, the $500,000 we expected to receive from Alliance Equities, Inc. ("Alliance") on July 5, 2000. As a result, we were unable to meet our June 26, 2000 payroll, to pay many of our bills as they came due and to continue our operations at previous levels. Between June 26, 2000 and August 14, 2000, most of our employees quit, accepted other employment, or were formally laid off, and as a result, we have suspended all work on our highly customized e-commerce and V-ISP hardware and software platform, which is now installed and functional except for the credit card (billing) portion which is also very close to completion. Assuming we receive all of the additional funding we require, as to which no assurance can be given, we could produce a complete working model that could be shown to potential customers within two weeks.

     Pursuant to the amendment to our December 16, 1999 funding agreement, Alliance's funding obligation was reduced from $2,000,000 to $1,000,000, of which we received $500,000 in December, 1999. Alliance also gave us $125,000 on August 4, 2000, and we in turn issued to it 1,250,000 shares which Alliance may resell pursuant to this prospectus. Alliance also is obligated to give us additional payments of $125,000, $100,000 and $25,000 in bi-weekly installments commencing on August 28, 2000, and contingent upon the effectiveness of a post-effective amendment to our Form SB-2 which we expect to file in the next few days. Each loan will be repaid by us issuing to Alliance that number of shares of our common stock valued at 50% of the closing bid price of our stock on the day immediately preceding the date of our receipt of that loan payment. We intend to apply Alliance's monies to our payroll and other current obligations, including various vendors, legal and accounting fees, purchasing Anime inventory, and working capital. The receipt of these funds is contingent upon our remaining current with our SEC reporting obligations. If we are not current, all further loan payments will be suspended and Alliance shall not be required to give us any further loan payments until after we become current, and thereafter Alliance shall recommence the loan payments as of the date of suspension. Since we filed our second quarter 10-Q on August 25, 2000 Alliance's funding obligations were suspended from August 14, 2000 to August 25, 2000 and our receipt of the next $125,000 was delayed from August 18, 2000 and is now due on August 29, 2000, provided the post-effective amendment to our Form SB-2, which we expect to file shortly, has been declared effective by the SEC. This delay is not expected to have a material adverse effect on us, however, these funds will not be sufficient for further development of our e-commerce platform.

     Although we continue to pursue private placements with potential investors, if we are unable to obtain the additional capital we require we will have to rely only on the limited cash flow from the sale of our Anime products to fund our operating expenses, which might not be sufficient to enable us to remain in business. In addition, due to the recent loss of key personnel, our substantial operating losses since inception, and the fact that we have used substantial amounts of working capital in our operations, our June 30, 2000 financial statements (unaudited) contain an explanatory paragraph, footnote 4, to the effect that our ability to continue as a going concern is dependent upon our ability to obtain substantial additional working capital and to replace certain key personnel, as to neither of which any assurance can be given.

WE MAY NOT BE ABLE TO RAISE THE ADDITIONAL CAPITAL WE CURRENTLY REQUIRE.

     We cannot assure you that the additional financing we require will be available to us on favorable terms, or at all. Available debt financing will require payment of interest at a significantly higher rate than prime. Funds raised through equity issuances will result in shareholder dilution. Our recent financing efforts were unsuccessful and there can be no assurance that our current efforts will have favorable results.

WE EXPECT OPERATING LOSSES AND NEGATIVE CASH FLOWS TO CONTINUE.

     Assuming we receive the additional capital we require to continue our business plan, as to which we can give no assurances, in order to expand our market share and enhance branding we expect to incur significant marketing and advertising expenses. Certain of these expenses include web-based targeted advertising as well as partner/affiliate marketing programs to generate new customers. We expect to hire additional personnel to enhance our sales force and technology team which we will utilize to increase market penetration via web-based and traditional selling methods. In connection with the recruitment and retention of additional personnel, we expect to utilize stock options, which may result in increased stock compensation costs. Recent increases in capital investments will result in depreciation or lease amortization costs over these capital assets' economic lives. Additionally, future acquisitions, if undertaken, may result in the recognition of goodwill, the amortization of which would not impact cash flows but could adversely impact results of operations. Despite our competitive technology and marketing initiatives, we may not be able to generate adequate sales to offset incurred or planned expenditures in the foreseeable future.

WE ARE DEPENDENT ON THIRD PARTIES TO SUPPLY OUR ANIME PRODUCTS, AND AS A RESULT OF OUR CURRENT CASH SHORTAGE, OUR VENDORS WILL ONLY SEND US PRODUCTS ON A C.O.D. BASIS.

     Our success and viability as an Anime retailer and distributor primarily depends on our ability to obtain a reliable source of products. We obtain our Anime cassettes on a non-exclusive basis from multiple sources, and therefore, although no assurance can be given, we believe that we have a secure source of product. However, due to our recent cash shortage, many vendors refused to supply us with videos until we satisfied our unpaid balances with them. We recently worked out an arrangement with our largest supplier whereby they will continue to provide us with videos provided we make modest monthly payments to them to cover our accrued liabilities. For our other vendors we made payments to them or returned many of the videos; most of our vendors now will only send us videos on a C.O.D. ("cash on delivery") basis. This has resulted in a significant reduction in our videocassette inventory, which did affect our ability to fulfill orders. It also means we are unable to receive advance product, i.e., new videos which have not yet been offered to the public, since these orders are placed in anticipation of future sales. Our inability to obtain access to a substantial number of Anime products in a timely manner could have a material adverse effect on our sales and results of operations. Moreover, we could lose sales and marketing credibility, which could adversely affect our reputation, financial condition and prospects in the Anime business.

WE COMPETE WITH WELL-CAPITALIZED COMPANIES IN OUR EXISTING AS WELL AS PLANNED BUSINESS AREAS.

     The distribution of Anime products is dominated primarily by five large integrated distributors who supply the mass market retailers, and four relatively small Anime distributors that, like us, serve the Anime niche market of small specialty retailers. All of our competitors have vastly larger marketing, financial, personnel and other resources than we do. We compete on the basis of price, service and product knowledge, and there can be no assurance that we will be able to compete effectively and expand our business. In the e-commerce and ISP arenas, our competitors have access to capital markets or strategic partners that can fund their growth and acquisition, thereby facilitating the execution of their business plans.

IF WE LOSE THE SERVICES OF ONE OR MORE OF OUR KEY PERSONNEL, OR FAIL TO ATTRACT OR RETAIN OTHER MANAGEMENT TALENT IN THE FUTURE, OUR BUSINESS OPERATIONS AND OUR STOCK PRICE MAY SUFFER.

     Our success is dependent upon the continued services and performance of a number of our key personnel, including William Spears, our president and chief executive officer, and Kathryn Jacobson, our secretary, treasurer and chief financial officer. We do not have any employment agreements, and every member of our senior management team is an employee at will and is therefore free to terminate his employment with us at any time. For example, Mrs. Jacobson has recently resigned, effective September 15, 2000, for family reasons. Although she will be able to assist Mr. Spears part-time for the near future, our inability to find a chief financial officer to replace her could have a material adverse effect on our business operations. In addition, we do not maintain any key man insurance on the lives of anyone in senior management. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them. Our success also hinges largely on our ability to rebuild our management infrastructure and our continued ability to attract and retain qualified marketing and sales personnel. We will compete for personnel with other traditional distributors, and our inability to successfully hire or retain qualified personnel, especially in senior management, could have a material adverse effect on our business, financial condition or results of operations.

OUR GROWTH IS PARTLY DEPENDENT UPON OUR ABILITY TO DEVELOP OUR WEBSITE AND EMPLOY THE MOST RECENT E-COMMERCE TECHNOLOGY.

     Commencing in late 1999, we have expended considerable resources in enhancing our web site. Significant effort has been expended towards the development of web content and graphics, as well as web maintenance, to include timely product pricing and product availability information. Our inability to update our website, facilitate on-line shopping, and cater to changing tastes, trends and preferences could result in lost customers and sales. In order to remain competitive and improve our internet sell-through rates, we must continue to upgrade the functionality and features of our online stores. We can't assure you that we'll be able to report or sustain sales growth to recover our capital investment. Our current financial condition does not allow us to continue further technology development and thus, we can't assure you of any sales growth at this time, absent any new financing.

WE CANNOT PREDICT WHAT REGULATIONS MAY BE IMPOSED ON US AS A PROVIDER OF ONLINE PRODUCTS AND SERVICES.

     We're subject to regulations applicable to businesses generally and laws or regulations directly applicable to access to online commerce. Although there are currently few laws and regulations directly applicable to the internet and commercial online services, it is possible that a number of laws and regulations may be adopted with respect to the internet or commercial online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the internet or commercial online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, financial condition and results of operations.

     Moreover, the applicability to the internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. Any such new legislation or regulations, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the internet and commercial online services, could have a material adverse effect on our business, financial condition and results of operations.

WE MAY FACE POTENTIAL LIABILITY FOR DEFAMATION, NEGLIGENCE, COPYRIGHT, PATENT OR TRADEMARK INFRINGEMENT AND OTHER CLAIMS BASED ON THE NATURE AND CONTENT OF THE MATERIALS THAT APPEAR ON OUR WEBSITES.

     Claims involving defamation, negligence, copyright, patent or trademark infringement, as well as claims based on the nature and content of the materials that appear on websites, have been brought, and sometimes successfully pressed, against online services. Although we carry general liability as well as directors and officers insurance, any imposition of liability could have a material adverse effect on our reputation and our business, financial condition and results of operations.

WE ARE DEPENDENT ON THE INCREASED USAGE AND STABILITY OF THE INTERNET AND THE
WEB.

     The usage of the web for products and services such as those offered by us will depend in significant part on continued rapid growth in the number of households and commercial, educational and government institutions with access to the web, in the level of usage by individuals and in the number and quality of products and services designed for use on the web. Because usage of the web as a source for information, products and services is a relatively recent phenomenon, it is difficult to predict whether the number of users drawn to the web will continue to increase and whether any significant market for usage of the web for such purposes will continue to develop and expand. There can be no assurance that internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered online will improve sufficiently to continue to support user interest. Failure of the web to stimulate user interest and be accessible to a broad audience at moderate costs would jeopardize the markets for our websites.

     Moreover, issues regarding the stability of the internet's infrastructure remain unresolved. The rapid rise in the number of internet users and increased transmission of audio, video, graphical and other multimedia content over the web has placed increasing strains on the internet's communications and transmission infrastructures. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the web and could reduce the usage of the web by businesses and individuals. In addition, to the extent that the web continues to experience significant growth in the number of users and level of use without corresponding increases and improvements in the internet infrastructure, there can be no assurance that the internet will be able to support the demands placed upon it by such continued growth. Any failure of the internet to support an increasing number of users due to inadequate infrastructure or otherwise would seriously limit the development of the web as a viable source of e-commerce and e-commerce services, which could materially and adversely affect the acceptance of our products and services, which would, consequently, materially and adversely affect our business, financial condition and results of operations.

OUR WEBSITES ARE SUBJECT TO CAPACITY CONSTRAINTS AND SYSTEM DISRUPTIONS.

     The satisfactory performance, reliability and availability of our websites and our network infrastructure are critical to attracting web users and maintaining relationships with business customers and consumers. System interruptions that result in the unavailability of our websites or slower response times for consumers would reduce the attractiveness of our websites to customers. Additionally, any substantial increase in traffic on our websites would require us to expand and adapt our network infrastructure. Our inability to add additional software and hardware to accommodate increased traffic on our websites may cause unanticipated system disruptions and result in slower response times. There can be no assurance that we would be able to expand our network infrastructure on a timely basis to meet increased demand. Any increase in system interruptions or slower response times resulting from the above factors could have a material adverse effect on our business, financial condition and results of operations.

OUR WEBSITES ARE SUBJECT TO SECURITY RISKS.

     Programmers or hackers may attempt to penetrate our network security. If successful, such actions could have a material adverse effect on our business, financial condition and results of operations. A party who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our websites. We may be required to expend significant capital and resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of internet transactions and the privacy of users may also inhibit the growth of the internet generally, particularly as a means of conducting commercial transactions. Security breaches or the inadvertent transmission of computer viruses could expose us to a risk of loss or litigation and possible liability. There can be no assurance that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements, any of which could have a material adverse effect on our business, results of operations and financial condition.

THERE ARE RISKS ASSOCIATED WITH THE USE OF OUR DOMAIN NAMES.

     We currently hold six web domain names, "animedistribution.com", "animedistribution.net", "animedistribution.org", "sycodistribution.com",
"altvidwar.com," and "animedepot.com." The regulation of domain names in the U.S. and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, there can be no assurance that we will be able to acquire or maintain relevant domain names in all countries in which we conduct business. Although we have filed service mark applications for certain of these domain names, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights. Any such inability could have a material adverse effect on our business, financial condition and results of operations.

INVESTORS' NEGATIVE PERCEPTIONS OF DOTCOM COMPANIES COULD RESULT IN SUBSTANTIAL SALES OF OUR COMMON STOCK, WHICH COULD CAUSE OUR STOCK PRICE TO FALL AND REMAIN LOW.

     General market perceptions concerning comparative investment risk associated with dotcom companies, as well as investors' reassessment of their risk relative to investment in us, can influence their decision to hold or sell shares of our stock. Additionally, shareholders who have passed their respective restriction periods may sell their shares if there is some modest price appreciation relative to the cost basis of their shares, which might have been acquired at a discount. If enough stockholders at any one time sell substantial amounts of our common stock, the market price of our stock could fall, thereby making it more difficult for us to obtain equity-based financing on favorable terms. As of August 21, 2000, we had approximately 8.6 million restricted shares, principally held by management, which commencing June 23, 2000, are saleable in accordance with the terms and conditions of Rule 144 of the Securities Act.

     Under Rule 144, a person who has beneficially owned restricted securities for at least one year would be entitled to sell within any three-month period that number of shares which doesn't exceed the greater of (a) one percent of the number of shares of common stock then outstanding or (b) the average weekly trading volume of the common stock during the four calendar weeks preceding the sale. Sales under Rule 144 are also governed by certain requirements with respect to manner of sale, notice, and the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been our affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell such shares without compliance with the manner of sale, public information, volume limitation and notice provisions prescribed by Rule 144. Sales by our stockholders of a substantial amount of our common stock could adversely affect the market price of our common stock.

WE COULD ISSUE SUBSTANTIAL AMOUNTS OF ADDITIONAL SHARES WITHOUT SHAREHOLDER APPROVAL.

     We have a substantial number of shares of common stock unissued and not reserved for specific issuances which could be issued without any action or approval by our shareholders, thus substantially diluting the percentage ownership of SyCoNet held by purchasers of the securities and potentially adversely affecting the market price of our common stock.

WE HAVE NOT PAID ANY DIVIDENDS.

     We have never paid any dividends on our common stock and we don't intend to pay any in the foreseeable future.

Since our common stock is being quoted only on the Bulletin Board, the price of our common stock could be very volatile.

     Under the criteria of the National Association of Securities Dealers, Inc., which administers the NASDAQ system, our common stock does not now qualify for inclusion in the NASDAQ system and is quoted only on the Bulletin Board. In addition, the trading volume in our common stock is relatively low. Therefore, the market for our stock may not be able to efficiently accommodate significant trades on any given day. Consequently, sizable trades of our common stock may cause volatility in the market price of our common stock to a greater extent than in more actively traded securities. These broad fluctuations, in addition to generally unfavorable stock market conditions, have adversely affected, and may continue to affect, the market price of our common stock.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities.

     In June 2000, pursuant to a funding agreement dated December 16, 1999, we issued to Alliance Equities, Inc. ("Alliance") 1,869,492 shares of our common stock, of which 600,000 were issued upon the exercise of Alliance's common stock purchase warrant and 1,269,492 shares were issued as repayment of the first $500,000 due to Alliance by us under the agreement. In August 2000, pursuant to an amendment to the funding agreement, we issued to Alliance 1,250,000 shares of common stock as repayment of $125,000 due to Alliance by us under the amended funding agreement. All issuances were made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 (the "1933 Act.")

     In June 2000, we sold to two accredited investors 60,000 shares of common stock at a price of $.35 per share for an aggregate price of $21,000, in a private placement made pursuant to the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act.

     In June, 2000 pursuant to a lease agreement with Diversified Leasing, Inc. ("Diversified") we granted Diversified a warrant to purchase 94,554 shares of our common stock at a price of $1.21875. The warrant may not be exercised until after the closing price of our common stock shall been equal to or greater than $10.00 for 15 consecutive trading days and only until December 31, 2003.

     In June 2000, pursuant to a sponsorship agreement dated March 3, 2000, we issued 13,793 shares of our common stock to Dragon*con, Inc. This issuance was made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     The following exhibit is filed with this report:

                                                              Page

          27. Financial Data Schedule                          27

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 25, 2000                         SYCONET.COM, INC.



                                            By: /s/ William Spears
                                                --------------------------------
                                                Name: William Spears
                                                Title: President and Chief
                                                Executive Officer

                                            By  /s/ Kathryn Jacobson
                                                --------------------------------
                                                Name: Kathryn Jacobson
                                                Title: Chief Financial Officer