Form 10QSB
period 2000-09-30
SYCONET COM INC
filed 2000-11-14
CIK 1099234

Document is copied.
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to _________

     Commission file number 000-29113

                                SYCONET.COM, INC.
                 (Name of Small Business Issuer in its charter)

          Delaware                                            54-1838089
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

310 Dominion Road, Vienna, Virginia                            22180
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number: (703) 281-9603

   N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

The aggregate number of shares outstanding of the Issuer's Common Stock, its sole class of common equity, was 22,695,022 as of October 13, 2000.

Transitional Small Business Issuer Disclosure Format: Yes [_] No [X]

                    Page 1 of 26; Exhibit Index is on Page 25

                                  SYCONET.COM

                                   FORM 10QSB



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        Balance Sheets ---- September 30, 2000 and December 31, 1999 .........3
        Statements of Operations ---- Three Months and Nine Months Ended
             September 30, 2000 and 1999 .....................................4
        Statements of Cash Flows --- Nine Months Ended September 30, 2000
             and 1999
        Notes fo Financial Statements ........................................5

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...........................................9


PART II. OTHER INFORMATION

Item 2. Legal Proceedings ...................................................26
Item 4. Changes in Securities ...............................................26
Signature ...................................................................27
Exhibit Index ...............................................................28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                                SYCONET.COM, INC.

                           Consolidated Balance Sheets

                                                                          Sept 30,            December 31,
                                                                            2000                 1999
                                                                         Unaudited
                                                                        -----------           -----------
Assets

Current Assets
     Cash and cash equivalents                                          $    98,743           $   587,559
     Accounts receivable, net of allowance for
          doubtful accounts of $22,000 and $15,000 at
          September 30, 2000 and December 31, 1999,                          22,072                63,233
          respectively
     Due from officers                                                           --                65,000
     Prepaid expenses                                                            --                 4,324
     Inventories                                                            162,227               352,176
     Other current assets                                                     4,388                 1,930
                                                                        -----------           -----------

          Total current assets                                          $   287,430           $ 1,074,222
                                                                        -----------           -----------

Property and Equipment, at cost                                         $   322,550           $    84,869
     Less accumulated depreciation                                          (51,359)              (12,679)
                                                                        -----------           -----------

          Total property and equipment                                  $   271,191           $    72,190
                                                                        -----------           -----------

Other Assets                                                                     --                 5,000
                                                                        -----------           -----------

          Total assets                                                  $   558,621           $ 1,151,412
                                                                        ===========           ===========


     Liabilities and Stockholders' Equity

Current Liabilities
     Current maturities of long-term debt                               $   110,500           $    31,974
     Accounts payable and accrued expenses                                  879,932             1,020,428
     Stock subscriptions refund payable                                      18,700                22,500
                                                                        -----------           -----------

          Total current liabilities                                     $ 1,009,131           $ 1,074,902

Long-Term Debt, less current maturities                                     134,166                    --
                                                                        -----------           -----------

          Total liabilities                                             $ 1,143,297           $ 1,074,902
                                                                        -----------           -----------


Stockholders' Equity (Deficit)
     Preferred stock, authorized, 1,000,000 shares; no shares
          outstanding                                                                                  --
     Common stock, $0.0001 par value, authorized 80,000,000
          shares in 2000 and 1999; issued and outstanding 20,876,840
          and 11,795,429 shares in 2000 and 1999, respectively          $     2,088           $     1,180
     Additional paid-in capital                                           6,854,349             7,245,967
     Deferred compensation                                                 (339,610)             (721,900)
     Retained Deficit                                                    (7,101,504)           (6,448,737)
                                                                        -----------           -----------

          Total stockholders' equity (deficit)                          $  (584,677)          $    76,510
                                                                        -----------           -----------


          Total liabilities and stockholders' equity (deficit)          $   558,621           $ 1,151,412
                                                                        ===========           ===========

See Notes to Financial Statements.

                                SYCONET.COM, INC.

                Consolidated Statements of Operations (unaudited)

                                                                    Nine Months Ended Sept 30,         Three Months Ended Sept 30,
                                                                    --------------------------         ---------------------------
                                                                      2000              1999              2000              1999
                                                                      ----              ----              ----              ----
Net sales                                                        $    580,606      $    773,134      $    102,774      $    375,147

Cost of goods sold                                                    476,304           598,527            60,249           305,611
                                                                 ------------      ------------      ------------      ------------


          Gross profit                                           $    104,302      $    174,607      $     42,525      $     69,536

Operating expenses:
     Selling, general and
         administrative expenses                                    3,357,057           586,521           482,235           162,000

     Restructuring and other non-recurring charges                    422,986                --                --                --

     Reversal of stock compensation expense                        (3,040,000)               --                --                --
                                                                 ------------      ------------      ------------      ------------


          Operating (loss)                                       $   (635,741)     $   (411,913)     $   (439,710)     $    (92,463)

Nonoperating expense, net                                             (17,025)           (2,316)           (2,556)             (910)
                                                                 ------------      ------------      ------------      ------------


          Net (loss)                                             $   (652,766)     $   (414,230)     $   (442,266)     $    (93,374)
                                                                 ============      ============      ============      ============


(Loss) per common share, basic and diluted                       $      (0.05)     $      (0.05)     $      (0.03)     $      (0.01)
                                                                 ============      ============      ============      ============

Weighted average shares outstanding, basic
  and diluted                                                      14,294,967         9,136,543        17,122,526        10,711,429
                                                                 ============      ============      ============      ============

See Notes to Unaudited Financial Statements

               Consolidated Statements of Cash Flows (unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                              ---------------------------------
                                                                                  2000                  1999
                                                                              -----------           -----------
Cash Flows From Operating Activities
     Net loss                                                                  $  (652,766)         $  (414,229)
     Adjustments to reconcile net loss to net cash
       (used in) operating activities:
       Depreciation and amortization                                                63,429                3,854
       Amortization of deferred compensation
       related to stock options                                                    382,290                   --
       Restructuring charges and other unusual items                               422,986                   --
       Reversal of stock compensation                                           (3,040,000)                  --
       Changes in assets charges and liabilities:
         (Increase) decrease in accounts receivable                                 41,161               (9,049)
         Decrease in prepaid expenses                                                4,324                   --
         (Increase) decrease in inventory                                          189,949             (199,362)
         (Decrease)  in other assets                                                 2,542                   --
         Increase (decrease) in accounts payable and accrued expenses             (209,391)               2,726
         Increase (decrease) in other liabilities                                   (3,800)             (65,597)
                                                                               -----------          -----------

                         Net cash (used in) operating activities               $(2,799,276)         $  (681,657)
                                                                               -----------          -----------

Cash Flows From Investing Activities,
     purchase of property and equipment                                        $  (380,330)         $        --
                                                                               -----------          -----------


Cash Flows From Financing Activities
     Proceeds from issuance of stock                                           $ 1,751,790          $   774,980
     Repayment of loans to officers                                                 65,000              (10,000)
     Short-term loans to employees                                                      --                2,000
     Proceeds from Other Financing                                                 875,000                   --
     Principal payments on long-term debt                                           (1,000)              (6,030)
                                                                               -----------          -----------
         Net cash provided by financing activities                               2,690,790              760,950
                                                                               -----------          -----------

         Increase (decrease) in cash and cash
                              equivalents                                      $  (488,816)         $    79,293

Cash and Cash Equivalents
     Beginning                                                                     587,559               20,676
                                                                               -----------          -----------

     Ending                                                                    $    98,743          $    99,969
                                                                               ===========          ===========

Supplemental Disclosures of Cash Flow Information,
     cash payments for interest                                                $    30,965          $     2,034
                                                                               ===========          ===========

Supplemental Schedule of Noncash Investing and Financing Activities
     Payment of long-term debt by issuance of stock                            $   897,500          $        --
                                                                               ===========          ===========

     Long-term debt incurred for the purchase of equipment                     $   156,422          $        --
                                                                               ===========          ===========

See Notes to Financial Statements.

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information

Syconet.com, Inc. ("the Company") has prepared its consolidated financial statements as of September 30, 2000 and for the periods then ended in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. These consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's Form 10SB Registration Statement declared effective March 25, 2000 and Form SB2, initially made effective on June 23, 2000, and all its related post-effective amendments.

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

ACCOUNTS RECEIVABLE

     Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts were $ 22,000 and $ 15,000 as of September 30, 2000 and December 31, 1999, respectively.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consisted of goods, primarily anime videos, purchased for redistribution.

PROPERTY AND EQUIPMENT

     Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five-year estimated life. Depreciation expense totaled $ 59,200 and $ 3,900 for the nine months ended September 30, 2000 and 1999, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In September, 2000, the Emerging Issues Task Force (EITF) issued its final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus provided that all amounts billed for shipping and handling in a sale transaction be classified as revenue. The Company currently includes in cost of sales inbound shipping costs, but classifies warehousing, order fulfillment, and outbound shipping costs under Selling, General and Administrative Expense.

NOTE 2 -- REVERSAL OF STOCK COMPENSATION

     During the first and second quarter of 2000, 13,599,750 outstanding stock options were cancelled or forfeited, resulting in a reversal of $3,040,000 of stock compensation expense.

NOTE 3 -- COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

     In early August, 2000, the Company received notice of a motion for judgment filed by Dominion Computer Systems ("Dominion") against it in the Circuit Court of Rockingham County in the Comonwealth of Virginia, for alleged indebtedness in the amount of $ 64,580, plus interest. The Company disputed the amount and filed a counter-suit, alleging various defenses against Dominion. Subject to a confidentiality agreement, the parties agreed to settle out of court for an undisclosed amount which has no material impact to the financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FORWARD-LOOKING STATEMENTS

     This Item contains forward looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements involve significant risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect our performance and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: loss of personnel associated with operating our core business, and our inability to replace such personnel which may cause disruptions to operations; failure to attract new customers or maintain repeat customers inability to obtain, or delay in obtaining, the substantial additional capital we need; changes in consumer spending patterns and debt levels; market acceptance of Anime and e-commerce; technological obsolescence; and the impact of competitive market factors. Imvestors are cautioned not to place undue reliance on these forward looking statements which speak only as of the date of this filing. Syconet is not obligated to release publicly any revisions to these forward-looking statements as a result of events that transpire subsequent to this filing.

BUSINESS OVERVIEW

     SyCoNet.Com, Inc. has been funded since its inception through private placements of its Common Stock. We currently need substantial additional capital, and we can give no assurance that we will be able to obtain it in the near future or at all, or on commercially reasonable terms.

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

     B.   Technology Development and Business to Business Services

     In the latter half of 1999, we began to develop plans to create a full service e-commerce and distribution platform to better serve our wholesale and retail Anime customers. In completing these plans it became apparent that a real need existed for Internet companies to have a cost-effective and flexible alternative to the current set of third party distribution outsourcing companies, many of which provide poor service and little flexibility or attention to specific customer needs, and that the cost of building a platform with the flexibility and scalability to allow us to service other businesses would not be significantly greater than the cost of building a platform for our own customers. The principal difference would be in ensuring that the database design and equipment architecture would allow flexibility in as many ways as possible. As a result we decided to build a technical team dedicated to creating a business to business distribution and e-commerce platform that we could sell to third parties. If successful, we would have been able to create an additional source of ongoing revenue and profit. Over time, the cost per sale for distribution of our own products would decrease dramatically due to better overall utilization of infrastructure and back office systems. In late June 2000 when we announced that we would not be able to meet our payroll on time, we lost substantially all of our technical staff to another internet company. Absent the technical staff and the funding required to finish the platform, we currently are not able to complete a working model of the e-commerce platform nor avail ourselves of our first potential beta customer. We are in negotiation with Selenetix, a key subcontractor on the e-commerce project to determine the feasibility and the resources required to complete the platform which, if launched at all, would be at a scaled back level.

     Although we purchased and installed the Great Plains e-enterprise system to run our front office and back office transactional processes, we lack the technical capability to trouble-shoot, maintain and continue running this system efficiently. Thus, we negotiated an agreement with Selenetix, to host this application, in consideration for a promise to pay down our indebtedness.

     In addition to e-commerce and distribution services, our plan to develop a virtual ISP (Internet Service Provider) service-in-a-box that would be integrated into the e-commerce platform has been put on hold, pending definitization of a technology agreement with Selenetix.

Business Strategy - Anime

     A. Licenses & Proprietary Product

     We believe that licensing proprietary product from Japanese Anime content providers is critical for our future success. If we are able to raise financing in excess of immediate working capital requirements, we plan to acquire distribution rights which would enable us to offer Anime titles and associated products that are only available from us. Acquiring proprietary product rights would require us to translate Japanese language Anime tapes into English for release and distribution as sub-titled and voice dubbed VHS tapes and DVDs, but should also enable us to achieve greater revenues with higher, more stable profit margins that could withstand the entry of larger wholesale players (service and cost advantages are not effective barriers to entry) and significantly increase our competitive advantage.

     B. Marketing

     We have recently scaled back marketing efforts but have remained focused on new customer acquisition as well as recapture of former customers that might have been lost to the competition as a result of product stock-outs during the period of financial retrenchment. A new plan under development, through the efforts of our marketing consultant, will incorporate the following principal components:

     Direct Sales to Customers. We plan to launch and design separate web sites for the different audiences that enjoy various subgenera of Anime and action oriented films (such as martial arts). We expect to rebuild our customer service infrastructure and implement direct selling techniques, including telemarketing for a limited period. We will continue to focus on providing a full line of Anime product that appeals to the core Anime customer - Anime fans who buy 24 tapes or more per year. This includes both consumers who buy from us directly and retailers who operate retail Anime shops. We will continue to target these customers via Anime conventions and through the sponsorship of events where Anime fans are expected to appear.

     Web Based Advertising. We expect to resume web advertising via virtual malls or participation in performance marketing and similar affinity programs. Unless we are able to negotiate more favorable terms, it is unlikely that we will be able to continue our advertising agreements with USA Networks or the World Wrestling Federation.

FINANCIAL OVERVIEW

     The following is a discussion of certain factors affecting our results for the quarters and nine month periods ended September 30, 2000 and 1999, and our liquidity and capital resources. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this Form 10QSB. Since they are significant in relation to costs of operations, we present distribution and fulfillment costs on the financial statements as a component of selling, general and administrative expenses pursuent to Emerging Issues Task Force (EITF) Issue 00-10. The SEC may later decide to require the classification of certain distribution costs as cost of sales. If this occurs, we will reclassify these costs pursuant to the new SEC requirements, and our gross profit will be negatively impacted accordingly. However, such reclassification will not have any impact on our sales, operating loss, or net loss.

     As a reminder, our fiscal year ends on December 31. The years mentioned throughout are fiscal years.

     Since inception, we have incurred losses, and as of September 30, 2000, we had an accumulated deficit in excess of $7 million. We expect losses to continue, pending our achievement of growth in web sales or the acquisition of targeted product licenses, which would allow us to realize higher profit margins. We believe that Internet sales growth will be contingent on our ability to (a) establish name recognition among fans of Anime and capitalize on up-selling and cross-selling opportunities; (b) select and market product lines that will gain popularity among Anime fans and will have cross-over potential to mainstream animation fans; (c) provide our customers good value, in terms of competitive pricing and order fulfillment; (d) identify and capitalize on advertising media and search engine tools that will allow us to best reach our target customers; and (e) acquire and successfully market product licenses. In January, 2000, we entered into an alliance with USA Network Interactive, which will enable us to launch an integrated advertising and branding campaign for our Anime product line through an e-commerce area jointly developed by USA Networks' Interactive science fiction web site, Scifi.com, and animedepot.com, our premier Anime website. In addition to directly targeting Anime fans, the partnership provides a venue for us to cross-sell to science fiction enthusiasts, build brand awareness, and drive traffic to our web site, thereby potentially increasing sales. The agreement also calls for the joint development of web content, print media advertising, promotional events, and direct targeting through millions of banner impressions. Our agreement with USA Networks is on hold, pending its review of our proposed re-negotiated payment terms. A separate advertising agreement with World Wrestling Federation ("WWF") has expired and payment terms are currently being re-negotiated. We can't assure you that renewals of advertising agreements with either USA or WWF will ever occur.

     During the second quarter, we lost most of our officers and senior management, including our former CEO, Sy Picon. Our new CEO, William Spears, is charged with the responsibility of re-establishing our operating structure and re-focusing on our core business. Because of our recent downsizing, and our limited resources including product on hand, our sales through the most recent quarter have declined when compared with the same period last year.

     Any improvement in sales during the fourth quarter and beyond will be contingent on promotional discounts, convention marketing, recapture of lost customers, customer loyalty demonstrated through repeat sales, current trends, which influence the popularity of certain of our product lines, inventory levels and/ or product availability, and seasonal demand. Historically, our quarterly sales during a given year reflect seasonality, with the lowest and highest volumes reported during the first quarter and fourth quarter, respectively, except for this year, when the lowest sales occurred during the third quarter. Other factors that may impact sales in the future include unforeseen technological problems associated with web traffic and server availability, government regulations on web transactions, and the general state of the economy.

     Operating margins will be, and have been, significantly impacted by (a) our ability to maintain and satisfy our existing repeat customers, as well as attract new customers with the same level of loyalty; (b) competitive pricing pressures; (c) the effectiveness of advertising and marketing expenditures and management's ability to measure and evaluate results; (d) the effectiveness of our web design and content in attracting and leading consumers to consummate on-line sales; (e) shipping efficiencies; (f) proportion of distributor sales in relation to consumer sales; (g) general economies of scale; (h) overall operating fficiencies as well as cost reduction measures and (i) overall sales of high margin product which normally appeals to certain segments or niche market; (j) effective inventory management techniques, including our ability to select and market highly sellable titles.

Results of Operations

     Comparison of the quarters ended September 30, 2000 and 1999

     Net sales, consisting of the selling price of VHS and DVD products, trading cards, toys and apparel, net of discounts and customer returns, were $ 102,800 for the quarter ended September 30, 2000, a 73% decrease over net sales of $375,100 during the comparable quarter in 1999. Net sales for the nine months ended September 30, 2000 were $ 580,600, which declined by 25% compared to $773,100 for the same period last year. The sales reduction occurred primarily during the third quarter of 2000, having been negatively impacted by the continued loss of our wholesale and Internet customers, due to prolonged stock-outs as well as a substantial decline in our web traffic.

     Our limited cash resources and impaired credit terms prevented us from restocking our inventory. Towards the end of the second quarter and continuing on to the third quarter, we were not able to fulfill increased customer demand for new product and back orders, resulting in foregone sales and lost customers. It was not until August, 2000, when we received funding that we were able to buy the inventory needed to meet customer demand. We have since renegotiated terms with our key suppliers and arranged for the return of slow-moving or unsold product in exchange for new or more popular titles. We have recently received new product and have placed orders for new releases, in anticipation of robust holiday demand. A sales rebound, if any, is likely to transpire mid-way through the fourth quarter, but is not assured and is contingent on a successful implementation of a limited but focused marketing and advertising program, direct sales campaign and promotion, and revamped customer service, along with a streamlined order fulfillment and inventory management process in order to recapture old customers and attract new ones.

     Our sales were also negatively impacted by the absence of any significant print and web advertising on our part. All our advertising commitments have expired or terminated, resulting in a substantial slow-down in our web traffic click-throughs and sell-throughs. We lack the financial wherewithal to fund any major advertising effort, thereby further hampering our ability to attract new customers and potential buyers to our website.

     The following table sets forth certain financial data for us as a percentage of net sales for the indicated periods:

Syconet.com

                                                          Nine Months Ended Sept 30            Three Months Ended Sept 30
                                                          2000                 1999            2000                  1999
                                                          ----                 ----            ----                  ----
Net sales                                                 100.00%             100.00%         100.00%               100.00%
Cost of goods sold                                         82.04%              77.42%          58.62%                81.46%
                                                      ----------          ----------      ----------            ----------

          Gross profit (loss)                              17.96%              22.58%          41.38%                18.54%

Operating expenses:
  Selling, general and                                    578.20%              75.86%         469.22%                43.18%
      administrative expenses
  Restructuring & other non-recurring charges              72.85%               0.00%           0.00%                 0.00%
  Reversal of stock compensation exp                     -523.59%               0.00%           0.00%                 0.00%
                                                      ----------          ----------      ----------            ----------
          Operating (loss)                               (109.50%)            -53.28%        -427.84%               -24.64%

Nonoperating expense, net                                  -2.93%              -0.30%          -2.49%                -0.24%
                                                      ----------          ----------      ----------            ----------

          Net (loss)                                     -112.43%             -53.58%        -430.33%               -24.88%
                                                      ==========          ==========      ==========            ==========

     Gross profit is defined as sales less cost of sales, which consists of the cost of product sold to the customers and inbound shipping costs. Our gross margin percentage is affected by the proportion of consumer sales relative to retail sales, the former generally yielding higher margins than sales from our distribution business. Our gross profit was $42,500 and $104,300 for the quarter and the nine months ended September 30, 2000, a 39% and 40% decline, respectively. over the gross profit for the same periods in 1999. Our gross profit declined in terms of absolute dollars, primarily due to reduced sales. We expect gross margins to fluctuate from period to period based on any shift in the customer base (wholesaler/retailer versus consumer), mix of products sold, or change in shipping and handling costs. Our gross margins have also been negatively impacted by significant inventory shrinkage and disposal, as a result of an inordinate amount of inventory in transit, amidst the loss and turnover of personnel.

     Selling, general and administrative (SG&A) expenses include the costs of personnel involved in product distribution, customer service, financial administrative and executive functions, in addition to travel, advertising, investor relations, legal and professional services, stock compensation, and other operating costs. Although a significant amount of these costs have been curtailed, we have continued to incur legal and accounting costs necessary for regulatory compliance in order to enable us to continue as a reporting company. Including the costs of post-effective amendments associated with a recent registration statement, these costs comprised approximately 30% of our SG&A during the third quarter. SG&A expenses were $ 482,200 and $ 162,000 for the quarters ended September 30, 2000 and 1999, respectively, and $3.4 million and $586,500 for the nine months ended September 30, 2000 and 1999.

     Prior to the third quarter, the factors accounting for the increased SG&A costs during 2000 include: hiring of key personnel in management, information technology, customer service, and warehousing/distribution to establish our infrastructure and facilitate order fulfillment; travel related to financing efforts and trade conventions; grass roots marketing and on-line advertising; and professional services required in connection with regulatory compliance. We also charged to SG&A development costs (labor and non-labor) associated with our e-commerce platform, which in the aggregate amounted to $400,000.

     As part of our cost containment effort, we have outsourced the order fulfillment function to Independent Software Services Inc. ("ISSI") of Frederick, Maryland, but have retained certain of our warehousing personnel to support in-house customer service. Absent the requirement for a warehouse, we did not renew the warehouse lease, which expires November 15, 2000. The rental for our new office space, which has commenced in early November, will be at no cost to us, provided by Selenetix, one of our major vendors, in consideration for debt repayment and a technology letter of agreement, the terms for which are subject to be incorporated in a definitive contract.

     Operating expenses during the nine-month period for 2000 were mitigated by the reversal of previously recognized stock compensation costs as a result of the cancellation of 13,599,750 options previously granted to our two co-founders and other employees that were awarded last year and cancelled in 2000.

     Subsequent stock option awards to Spears and certain of the remaining employees were noncompensatory, owing to the exercise price being set at the price of the stock as of the date of award and cancelled in 2000.

     Without any immediate cash infusion available to us and in the wake of unfavorable sales, we undertook significant cost-cutting measures in order to reduce our SG&A expenses. Our year-to-date payroll, which totaled over $ 1 million through September 30, 2000, has been cut by 70%, as a result of an across-the-board reduction in force, as well as attrition. We deferred further development on our e-commerce and V-ISP platform, on which approximately $300,000 of internal labor costs had been spent through the second quarter. However, we are in discussion with Selenetix, one of our major ecommerce subcontractors, to launch the technology platform in consideration for stock, repayment of existing debt, and revenue sharing arrangements, which will be incorporated in a more definitive agreement. We cancelled most of our advertising contracts and terminated all consulting agreements, except for retainer agreements necessary to maintain our reporting status. We consolidated our operations into our warehouse, and negotiated early termination of other facility leases, with no significant penalties, enabling us to realize immediate cost savings in rent, telecommunications and utility costs.

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

     Although we have significantly reduced our cash burn arising from expenses in excess of sales, we believe that our existing lean cost infrastructure and staffing are well below the optimum level, and will not be conducive to improving sales significantly any time soon. We have outsourced our order fulfillment function in an attempt to focus our limited resources to increasing sales, rebuilding customer and other business relationships, and capital-raising initiatives. Despite a tighter rein on our operations, we cannot assure you that we will achieve a level of sales commensurate with our efforts. Nor do we claim that we will have the financial capability, through external financing or cash flows from operations, despite our efforts, to continue or to sustain operations beyond December, 2000.


Deferred Compensation

     We recorded total deferred stock compensation of $382,300 during the first nine months of 2000, in connection with the amortization of compensatory stock options granted late last year. We had no recognizable deferred compensation costs during the corresponding quarter of 1999. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. The amortization cost represents the vested portion of the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants.

Income Taxes

     We made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. We cannot provide any assurance as to when profits will materialize, if at all. Therefore, we cannot predict when we can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning our ability to realize the related tax benefit, we have provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards.

Year 2000

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

Liquidity and capital resources

     As of September 30, 2000, our cash position consisted of $ 98,700 in cash compared to $ 587,600 in cash as of December 31, 1999.

     We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the first nine months of 2000, net cash provided by financing included $1.8 million in private placement funds compared to $ 775,000 for the same period in 1999.

     Net cash used in operations were $2.8 million during the first nine months of 2000, compared to $681,700 during the same period in 1999. The use of cash was due primarily to a loss from operations which was $(652,800) and $(414,200) for the subject periods in 2000 and 1999, respectively. On a pro forma basis, the loss during 2000, before the effect of the cancellation of stock options, was approximately $3.7 million. For the most part, our working capital was tied up in inventory, which did not turn over as needed. As part of our restructuring, we have negotiated the return of approximately $ 200,000 of our inventory, which has alleviated our debt load and provided us supplier credit that was applied towards the purchase of new product in demand by our customers.

     Subsequent to September 30, 2000, we have made some progress in reducing and restructuring debt, through return of equipment or product; cancellation and/ or non-renewal of advertising, subscription, software and license agreements; termination of most consulting and leasing agreements; partial forgiveness of certain indebtedness; barter arrangements; and renegotiation of extended payment terms. We are current with our payroll obligations, but will not be able to increase staff, or rebuild our infrastructure, absent any significant improvement in sales or fresh infusion of cash.

     Through September 30, 2000, net cash used in investing activities consisted primarily of purchases geared towards the enhancement of our e-commerce platform. We deployed our technical staff to develop a fully integrated end-to-end order fulfillment and inventory management system, which is initially for internal use but can be packaged and customized for resale as a business-to-business or business-to-consumer solution. Capital expenditures, which did not include development costs, consisted only of equipment and software necessary to complete the platform and amounted to $380,000. During 1999, there were no capital expenditures for the comparative period.

     Prior to September 30, we entered into various financing letters of intent
(LOI) and agreements to finance our core business and the development of our e-commerce and ISP platform. The anticipated funding from these LOIs never materialized and we no longer expect them to result in additional financing to us.


     Alliance Equities recently re-negotiated its funding commitment with us, from $2 million to $1 million, of which we have already received, as of this filing, $ 975,000 in tranches. The funding was paid off upon our delivery of stock equivalent to that number of shares valued at 50% of the closing bid price of our stock on the day immediately preceding the date of our receipt of each tranche.

     During the first quarter of 2000, we entered into a new lease for a larger warehouse, which is currently on month-to-month terms, expiring on November 15, 2000. We will not renew this lease, as we have outsourced inventory storage and order fulfillment to ISSI Inc. in Frederick, Maryland.

     We also executed a 5-year, $1 million lease on a build-to-suit facility in Manassas, Virginia, and relocated our corporate headquarters to an interim location in Manassas, Virginia. Because of corporate downsizing, we are unable to utilize these facilities and have negotiated one lease cancellation, subject to the execution of a promissory note in the amount of approximately $17,000 and a second lease cancellation, subject to the issuance of redeemable warrants to purchase 36,563 shares of our common stock at a price of $0.16 per share until August 14, 2005.

     In anticipation of a growth in our staff, we entered into a 3-year capital lease for furniture at our corporate headquarters. We have been released from the lease, but forfeited a security deposit in the amount of $40,000 which was used by the lessor to cover his loss from the resale of our furniture.

     We have drastically reduced our cash burn as a result of our restructuring and the deferment of our technology plans. However, we will need to raise additional financing to enable us to meet working capital requirements; rebuild our core business; ramp back up the inventory to enable us to remain competitive and to attract and recapture new and old customers alike; and to launch a controlled but focused performance-based marketing program. Accordingly, we are seeking such capital through debt or private placements, equity offerings or other sources. The sale of equity or equity-related securities could result in additional dilution to shareholders. We hope to be able to plan to issue shares to fund the costs of future acquisition of, or a strategic partnership with, complementary businesses which may be better capitalized than us, and accordingly, require the issuance of equity or debt securities.

     However, we cannot assure you that our financing requirements can be met by current, available or potential facilities or that additional facilities will be available on terms and conditions favorable to us, if at all. Currently, we do not have access to sufficient committed capital that will enable us to maintain operations beyond December, 2000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS.

     The "Overview" and the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis cover risk factors that may impact the Company's operating results. We have identified additional risk factors as listed below.

WE HAVE A LIMITED OPERATING HISTORY WHICH CONSTRAINS OUR FORECASTING ABILITY.

     Since our inception in 1997 we have not attained profitability, and as of September 30, 2000, we had an accumulated deficit (unaudited) of approximately $7 million. We have relied primarily on external financing, which during the past three years consisted primarily of private placements of our common stock to fund our operations and capital requirements, including our product line inventory growth, and most recently, the development of our portal and product-based V-ISP service and our business-to-business e-commerce services. If we receive the additional financing we need to be able to continue such development, there can be no assurance that we will succeed. In addition, there can be no assurance as to when, if ever, we will be able to achieve profitability or that profitability, if achieved, can be sustained.

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

WE CURRENTLY HAVE A SEVERE CASH SHORTAGE AND, AS A RESULT, WE HAVE HAD TO SUSPEND OUR E-COMMERCE AND V-ISP PROGRAMS.

     Pursuant to the amendment to our December 16, 1999 funding agreement, Alliance's funding obligation was reduced from $2,000,000 to $1,000,000. We have received $ 975,000 of this amount in tranches. Each tranch was repaid by us issuing to Alliance that number of shares of our common stock valued at 50% of the closing bid price of our stock on the day immediately preceding the date of our receipt of that loan payment. We applied Alliance's monies to our payroll and other current obligations, including various vendors, legal and accounting fees, purchasing Anime inventory, and working capital. None of the funds were allocated towards the development of our technology platform.

     Although we continue to pursue private placements with potential investors, if we are unable to obtain the additional capital we require we will have to rely only on the limited cash flow from the sale of our Anime products to fund our operating expenses, which would not be sufficient to enable us to remain in business. In addition, due to the recent loss of key personnel, our substantial operating losses since inception, and the fact that we have used substantial amounts of working capital in our operations, our September 30, 2000 financial statements (unaudited) contain an explanatory paragraph, footnote 4, to the effect that our ability to continue as a going concern is dependent upon our ability to obtain substantial additional working capital and to replace certain key personnel, as to neither of which any assurance can be given.

WE MAY NOT BE ABLE TO RAISE THE ADDITIONAL CAPITAL WE CURRENTLY REQUIRE.

     We cannot assure you that the additional financing we require will be available to us on favorable terms, or at all. Available debt financing will require payment of interest at a significantly higher rate than prime. Funds raised through equity issuances will result in shareholder dilution. Our recent financing efforts were unsuccessful and there can be no assurance that our current efforts will have favorable results. Absent any immediate infusion of cash or significant sales rebound, we will not be able to continue operations beyond December, 2000.


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

     Our success and viability as an Anime retailer and distributor primarily depends on our ability to obtain a reliable source of products. We have no supply agreements and obtain our Anime tapes and DVDs on a non-exclusive, purchase order basis from multiple sources. If our suppliers would be unwilling to continue to provide us product in required volumes at acceptable terms and costs, or in a timely manner, our business would be seriously harmed. Although no assurance can be given, we believe that we currently have a secure source of product. However, due to our recent cash shortage, many vendors refused to supply us with videos until we satisfied our unpaid balances with them. We recently worked out an arrangement with our largest supplier whereby they will continue to provide us with videos provided we make modest monthly payments to them to cover our accrued liabilities. For our other suppliers, we made payments to them or returned many of the videos; most of our vendors now will only send us videos on a C.O.D. ("cash on delivery") basis. This has resulted in significant delays in restocking our inventory, which did affect our ability to fulfill orders. We also were not able to preorder advance product, i.e., new videos which have not yet been offered to the public, to enable us to stay ahead of our competition. Our inability to obtain access to a substantial number of Anime products in a timely manner, along with our lack of control over our suppliers' delivery schedules and lack of guaranteed product availability, had a material adverse effect on our sales and results of operations. Additionally, we have lost sales and marketing credibility, which was detrimental to our reputation, financial condition and prospects in the Anime business, as evidenced by our financial results during the third quarter of 2000. Although we have undertaken significant efforts to rebuild our business, we can provide no assurance that we will succeed, or that the business will survive.

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


THE LOSS OF OUR KEY PERSONNEL AND OUR FAILURE TO ATTRACT OR RETAIN OTHER MANAGEMENT TALENT IN THE FUTURE, HAVE NEGATIVELY IMPACTED OUR BUSINESS OPERATIONS AND OUR STOCK PRICE HAS SUFFERED.

     We have lost significant management and technical talent, following deterioration of our financial condition. Our viability is dependent upon the continued services and performance of a number of our remaining key personnel, including William Spears, our president and chief executive officer, and Kathryn Jacobson, our secretary, treasurer and chief financial officer. We do not have any employment agreements, and every member of our senior management team is an employee at will and is therefore free to terminate his employment with us at any time. For example, Mrs. Jacobson has recently resigned, effective September 15, 2000, for family reasons. Although she will be able to assist Mr. Spears in a limited capacity for the near future, our inability to find a chief financial officer to replace her could have a material adverse effect on our business operations. In addition, we do not maintain any key man insurance on the lives of anyone in senior management. There can be no assurance that we would be able to employ qualified person(s) on acceptable terms to replace them. Our success also hinges largely on our ability to rebuild our management infrastructure and our continued ability to attract and retain qualified marketing and sales personnel. We will compete for personnel with other traditional distributors, and our inability to successfully hire or retain qualified personnel, especially in senior management, could have a material adverse effect on our business, capital-raising initiatives, financial condition or results of operations.

WE CARRY A SIGNIFICANT AMOUNT OF DEBT, AND ABSENT ANY FRESH INFUSION OF CASH, ARE UNABLE TO PAY OFF OUR SUPPLIERS AND VENDORS IN THE SHORT TERM.

     We are actively in discussion with our various vendors with respect to either barter, debt alleviation, forgiveness, COD or extended payment terms. However, we cannot provide assurance that we will be successful in most of these efforts, and thus, may not be able to ward off litigation or a court-supervised proceeding.

OUR BUSINESS MAY BE SUBJECT TO ADDITIONAL RISKS AND UNCERTAINTIES NOT PRSENTLY KNOWN TO US.

     In addition to the risk factors identified in this filing, we may face additional risks which we perceive to be immaterial currently, or which we may not be aware of currently, which when they materialize, may adversely impact our financial condition or results of operations.

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

OUR CONTINUED OTC BULLETIN BOARD LISTING IS NOT ASSURED.

     Absent any financing in the immediate term, we will not be able to afford professional experts required for SEC regulatory compliance, thereby jeopardizing our ability to file our SEC reports on a timely basis and impairing our eligibility for continued listing on the OTC Bulletin Board. If we lose our OTC Bulletin Board status, our common stock would trade as pink sheets on the National Quotation System, which will be viewed by most investors as a less liquid market for trading purposes. The loss of our OTC BB status will further impede our ability to raise any financing.

INVESTORS' NEGATIVE PERCEPTIONS OF DOTCOM COMPANIES COULD RESULT IN SUBSTANTIAL SALES OF OUR COMMON STOCK, WHICH COULD CAUSE OUR STOCK PRICE TO FALL AND REMAIN LOW.

     General market perceptions concerning comparative investment risk associated with dotcom companies, as well as investors' reassessment of their risk relative to investment in us, can influence their decision to hold or sell shares of our stock. Additionally, shareholders who have passed their respective restriction periods may sell their shares if there is some modest price appreciation relative to the cost basis of their shares, which might have been acquired at a discount. If enough stockholders at any one time sell substantial amounts of our common stock, the market price of our stock could fall, thereby making it more difficult for us to obtain equity-based financing on favorable terms. As of October 13, 2000, we had approximately 14.3 million restricted shares, principally held by Alliance and management, and 8.4 million shares in free trading stock. Certain of the restricted stock will be saleable in accordance with the terms and conditions of Rule 144 of the Securities Act, and the remainder, based on a resale prospectus as amended and re-issued in November, 2000.

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

                           PART II - OTHER INFORMATION

Item 2. Legal Proceedings

     In early August, 2000, the Company received notice of a motion for judgement filed by Dominion Computer Systems ("Dominion") against it in the Circuit Court of Rockingham County in the Commonwealth of Virginia, for alleged indebtedness in the amount of $64,500, plus interest. The Company disputed the amount and filed a counter-suit, alleging various defenses against Dominion. Subject to a confidentially agreement, the parties agreed to settle out of court for an undisclosed amount which has no material impact to the financial statements.

     From time to time, the Company may be subject to legal proceedings and claims in the ordinary course of business, including terminations, employment related claims and claims of alleged infringement of trademarks, copyrights, and other intellectual property rights. The Company is currently not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

Item 4. Changes in Securities

     As of September 30, 2000, pursuant to a funding agreement dated December 16, 1999, as amended in August, 2000, we issued to Alliance Equities Inc. ("Alliance") 1,250,000, 1,923,077, and 1,923,077 shares of our common stock as repayment for the cash tranches provided to us. All issuances were made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the Securities Act of 1933 (the "1933 Act").

     In September, 2000, we issued 204,546 shares of our common stock at an average price of $ .14 per share in consideration for cancellation of indebtedness to certain shareholders. Such issuance was made in reliance on the exemptions from registration provided by Sections 4(2) and 4(6) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

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

Dated: November 14,2000             SYCONET.COM, INC.


                                    By: /s/ William Spears
                                    --------------------------------
                                    Name: William Spears
                                    Title: President and Chief Executive Officer


                                    By  /s/ Michael Smith
                                    --------------------------------
                                    Name: Michael Smith
                                    Title: Executive Vice President of Finance