Form 10KSB
period 2000-12-31
SYCONET COM INC
filed 2001-04-27
CIK 1099234

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark one)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from ________ to _________

                  Commission file number     000-29113
                                         -------------------


                                SYCONET.COM, INC.
                 (Name of Small Business Issuer in its charter)

           Delaware                                              54-1838089
-------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


310 Dominion Road, Vienna, Virginia                                 22180
--------------------------------------                      -------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (703) 281-9607

Securities to be registered under Section 12(b) of the Act:

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

Yes   X     No __
     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $713,837
                                                         --------

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of a specified date within the past 60 days. (See definition of an affiliate in Rule 12b-2 of the Exchange Act.) $349,664.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,168,848 shares of Common Stock,
                                              ----------------------------------
$.0001 par value, outstanding as of April 17, 2000.
---------------------------------------------------

                   DOCUMENTS INCORPORATED BY REFERENCE - None


 Transitional Small Business Disclosure Format:    Yes     ;   No   X
                                                      -----       -----

                                     PART I

     Unless the context otherwise requires, all references in this Report to "us," "we," "our" or "SyCo" mean SyCoNet.Com, Inc.

Item 1.   Description of Business.

General.
--------

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

     SyCoNet.Com, Inc. was engaged principally in the distribution and direct marketing of Anime -- animated cartoons produced in Japan and shipped to the United States where English subtitles or dialogue are inserted prior to distribution on videocassettes -- and Anime-related toys and other merchandise. However, as a result of the winding down of our business, we are no longer engaged in any business operations and are now considered a "shell" corporation. As a "shell" corporation, we will attempt to acquire a business in an industry as yet undetermined. We presently have no specified type of business contemplated to be acquired.

     We are seeking the acquisition of or merger with an existing company. Given our limited assets, we are likely to acquire or merge with a company which is not seeking immediate substantial amounts of cash but one which desires to establish a public trading market for its shares.

     There are numerous reasons why an existing privately-held company would seek to become a public company through a merger or acquisition rather than doing its own public offering. Such reasons include avoiding the time delays involved in a public offering, retaining a larger share of voting control of the publicly-held company, reducing the cost factors incurred in becoming a public company and avoiding any dilution requirements set forth under various states' blue sky laws.


     We do not propose to restrict our search for potential business acquisitions to any particular industry or any particular geographic area and may, therefore, engage in essentially any business to the extent of our limited resources.

     We anticipate that we will learn of potential business acquisitions from various sources, including our officers and directors, shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. In certain circumstances, we may agree to pay a finder's fee or to otherwise compensate such persons for services rendered in bringing about a transaction. However, no cash finder's fee shall be paid to any of our officers or directors or their affiliates or associates. The amount of any such finder's fee or other compensation which may be paid to such persons for services rendered in bringing about a transaction is subject to future negotiation between us, the entity to be acquired and the finder.

Selection of Opportunities.
---------------------------

     The analysis of new business opportunities will be undertaken by or under the supervision of our officers and directors, none of whom is a professional business analyst or has any previous training or experience in business analysis or in selecting or hiring business analysts. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we may consider the following factors, among others:

     (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of management, either in place or scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided by us through joint ventures or similar arrangements or from other sources;

     (e) The cost of our participation as compared to the perceived tangible and intangible values and potentials;

     (f) The extent to which the business opportunity can be advanced; and

     (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

     Management will attempt to analyze all factors in the circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition.
--------------------

     The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of us and the promoters of the opportunity, and the relative negotiating strength of us and such promoters.

     It is likely that we will acquire our participation in a business opportunity through the issuance of our common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, depends upon the issuance to the shareholders of the acquired company of at least 80 percent of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders would in such circumstances retain 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of our shareholders prior to such reorganization.

     Our present shareholders will likely not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, all or a majority of our directors may resign and new directors may be appointed without any vote by shareholders.

     In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by shareholders. In the case of a statutory merger or consolidation, it will likely be necessary to call a shareholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such shareholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting shareholders. Most likely, management will seek to structure any such transaction so as not to require shareholder approval.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Acquisition Restrictions.
-------------------------

     We do not intend to pursue any business opportunity or transaction which would render us an "investment company" as the term is defined in the Investment Company Act of 1940. In this regard, we have not engaged and do not intend to engage in the business of (1) investing, reinvesting, or trading in securities as our primary business, (2) issuing face amount certificates of the installment type or (3) investing, reinvesting, owning, holding, or trading in securities. Being deemed an "investment company" under such Act, without registration as such, could result in certain instances in civil liability and criminal penalties to controlling persons of us, as well as civil liabilities and unenforceability of contracts with regard to us.

     We have not engaged and do not intend nor do we have the authority to engage in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities for compensation nor as a part of our regular business to issue or promulgate analyses or reports concerning securities. We do not intend, nor do we have any authority, to pursue any course of business which would render us an "investment advisor" as that term is defined in the Investment Advisors Act of 1940.

Daily Operations and Employees.
-------------------------------

     Currently we have no, and until an active business is commenced or acquired we will have no, employees or day-to-day operations. Management is unable to make any estimate as to the future number of employees which may be necessary, if any, to work for us. If an existing business is acquired it is possible that its existing staff would be hired by us. At the present time it is the intention of management to meet or be in telephone contact as needed to review business opportunities, evaluate potential acquisitions and otherwise operate our affairs. Management will not be compensated for these services rendered on our behalf.


Item 2.  Description of Property.

     We occupy approximately 600 square feet of office space at 310 Dominion Road, Vienna, Virginia which has been provided at no cost to us.


Item 3.  Legal Proceedings.

     In January 2001, we received a demand letter from an investor in one of our private placements. Such demand was made pursuant to Massachusetts General Laws Chapter 93A, alleging that we engaged in unfair or deceptive business practices, and seeks a return of the investor's $50,000 investment, with interest, and payment of his attorneys' fees and expenses. We believe we have not engaged in such practices and intend to vigorously contest any action that is brought against us.



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

     The following table sets forth the range of high and low closing bid quotations for our common stock for each quarter within the last two fiscal years. These quotes were provided by Pink Sheets, LLC and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

                 Period                             Closing Bid
                 ------                        -----------------------
                                               High             Low
                                               ----             ---

           January 4 through
           March 31, 1999                      0.56             0.19

           April 1 through
           June 30, 1999                       0.73             0.22

           July 1 through
           September 30, 1999                  2.40             0.42

           October 1 through
           December 31, 1999                   2.69             1.19

           January 3 through
           March 31, 2000                      2.91             1.44

           April 3 through
           June 30, 2000                       1.94             0.16

           July 3 through
           September 29, 2000                  0.31             0.08

           October 2 through
           December 29, 2000                   0.15             0.04




     (b) Holders

         As of April 17, 2001, there were 123 holders of record of our common stock.

     (c) Dividends

     Since our inception, we have not declared any dividends on our common stock and we intend to retain earnings, if any, for use in our activities. Payment of cash dividends in the future will be wholly dependent upon the board of directors and upon our earnings, financial condition, capital requirements and other factors deemed relevant by the board. It is not likely that we will pay cash dividends in the foreseeable future.

     In the event of our acquisition of or merger with a business, control of us and our board of directors may pass to others. In that event, the payment of dividends would be wholly dependent upon such persons.

     (d) Recent Sales of Unregistered Securities

     From November 1999 through February 2000, we sold to 34 accredited investors 927,053 shares of common stock at a price of $.85 per share, for an aggregate price of $787,995, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the Securities Act of 1933 (the "1933 Act") and Rule 506 of Regulation D promulgated under the 1933 Act.

     In January 2000, we issued 10,000 shares to Jamie Graham in connection with
his  1998   appointment  as  a  director  in  reliance  on  the  exemption  from registration under Section 4(2) of the 1933 Act.

     In January 2000, we sold to 12 accredited investors units consisting of 726,250 shares of our common stock and 181,562 redeemable warrants at a price of $1.00 per unit, for an aggregate price of $726,250, in a private placement made pursuant to the exemption from registration provided by Section 4(2) and 4(6) of the 1933 Act and Rule 506 of Regulation D promulgated under the 1933 Act. Each redeemable warrant entitles the holder to purchase one share of our common stock at a price of $1.00 per share until December 31, 2001.

     In February 2000, we sold to one accredited investor 343,000 shares of common stock at a price of $1.00 per share for an aggregate price of $343,000, in a private placement made pursuant to the exemption from registration provided by Section 3(b) and Rule 504 of the 1933 Act and Section 203(t) of the Pennsylvania Securities Act of 1972.

     In February  2000, we issued  280,000 shares of common stock to a director,
J. Larry Hineline, who exercised certain stock options at a price of $.51 per share for 250,000 shares, $1.02 per share for 15,000 shares and $.01 per share for 15,000 shares, for an aggregate price of $142,950. This issuance was in reliance on the exemption from registration under Section 4(2) and 4(6) of the 1933 Act.

     In June 2000, pursuant to a funding agreement dated December 16, 1999, we issued to Alliance Equities, Inc. ("Alliance") 1,869,492 shares of our common stock, of which 600,000 were issued upon the exercise of Alliance's common stock purchase warrant and 1,269,492 shares were issued as repayment of the first $500,000 due to Alliance by us under the agreement. From August through November 2000, pursuant to an amendment to the funding agreement, we issued to Alliance an aggregate of 8,033,162 shares of common stock as repayment of $500,000 due to Alliance by us under the amended funding agreement. All issuances were made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act.

     In June 2000, we sold to two accredited investors 60,000 shares of common stock at a price of $.35 per share for an aggregate price of $21,000, in a private placement made pursuant to the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act.

     In June 2000, pursuant to a lease agreement with Diversified Leasing, Inc. ("Diversified"), we granted Diversified a warrant to purchase 94,554 shares of our common stock at a price of $1.21875. The warrant may not be exercised until after the closing price of our common stock shall been equal to or greater than $10.00 for 15 consecutive trading days and only until December 31, 2003.

     In June 2000, pursuant to a sponsorship agreement dated March 3, 2000, we issued 13,793 shares of our common stock to Dragon*con, Inc. This issuance was made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act.

     In August 2000, in connection with services rendered to us related to the closing on our facilities leases, we granted a certain individual a redeemable warrant to purchase 25,000 shares of our common stock at a price of $0.12 per share until August 14, 2005.

     In August 2000, in consideration for the cancellation of the lease for our property at 9105A and 9105C Owens Drive, we granted two individuals redeemable warrants to purchase an aggregate of 36,563 shares of our common stock at a price of $0.16 per share until August 14, 2005.

     In September 2000, we issued 204,546 shares of our common stock to seven individuals at an average price of $.14 per share in consideration for cancellation of indebtedness to certain investors. These issuances were made in reliance on the exemption from registration provided by Sections 4(2) and 4(6) of the 1933 Act and Rule 506 promulgated thereunder.

     In November 2000, pursuant to a consulting agreement dated September 25, 2000, we issued 200,000 shares of our common stock to a certain individual. This issuance was made in reliance on the exemption from registration provided by
Section 4(2) of the 1933 Act.

     In December 2000, we issued the following shares in reliance on the exemption from registration provided by Section 4(2) of the 1933 Act: (i) pursuant to an investor relations agreement dated November 22, 2000, we issued 200,000 shares of our common stock to Integrity Capital, Inc.; (ii) pursuant to a financial consulting agreement dated November 22, 2000, we issued 200,000 shares of our common stock to Market Surveys International, Inc.; (iii) pursuant to an advertising agreement dated December 14, 2000, we issued 2,000,000 shares of our common stock to Gamesboro.com, Inc.; (iv) 5,000,000 shares of our common stock were issued to Ross Rojek, in connection with his appointment as our co-chief executive officer; and (v) we issued 320,000 shares of our common stock to Selenetix, Inc., pursuant to a letter of intent dated September 13, 2000. In February 2001, the 5,000,000 shares issued to Ross Rojek were returned to us when Mr. Rojek resigned as our co-chief executive officer.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                           Forward-Looking Statements

     This item contains forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Such statements involve significant risks and uncertainties and are subject to change based on various important factors. The following factors, among others, could affect our performance and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: loss of personnel or outside professionals necessary to maintaining our public status; inability to obtain, or delay in obtaining, the substantial additional capital we need; inability to timely enter into an arrangement to sell or merge our company. Investors are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date of this filing. Syconet is not obliged to release publicly any revisions to these forward-looking statements because of events that transpire subsequent to this filing.

Business Strategy

     During 2000, substantial marketing efforts were expended to extend Anime into the mainstream culture rather than relying on it as a niche market. However, these efforts were concurrent with various other business strategies, such as obtaining exclusive rights to complete production in the United States, obtaining various trademarks, seeking out investor capital for future business ventures, and developing technology for e-commerce business distribution and virtual ISP (Internet Service Provider) platforms. The rapid growth and diversification of the business could not be sustained simultaneously, and in the second quarter, we ran out of operating capital. At that time, we lost the majority of our personnel, with most of the losses coming from senior executives and management and technological specialists. In the third and fourth quarters, we focused our energies on rebuilding the core Anime business, scaling back operations, and negotiating reasonable repayment terms with creditors. While we have successfully scaled back operations and in most cases have been able to negotiate with our creditors, we have not had the resources to rebuild our core Anime business. We have not had the operating capital to maintain an inventory that satisfies the market's demand for the latest product and we have not had the personnel to create a successful advertising strategy to recapture old customers and attract new ones.

     At this time, our most valuable asset is our status as a publicly-traded company, and we intend to focus our efforts on maintaining this status through continued legal and professional services. All other operational expenditures are suspended. We have laid off all personnel, have completely ceased shipment of product, and are trying only to remain current with our required SEC filings. We are actively seeking a business partnership, merger, or acquisition as our only alternative to remain in business, and we are seeking such an arrangement without regard to the nature of the new business. The effect of such a transaction to the shareholders cannot be predicted.

Financial Overview

     The following is a discussion of certain factors affecting our results for fiscal years ended December 31, 2000 and 1999 and our liquidity and capital resources. Keep in mind that this discussion relates solely to 2000 and 1999 and is not applicable to 2001as the sale and distribution of Anime is no longer our primary focus. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this Form 10KSB.

     Concurrent with e-commerce industry practice, we present distribution and fulfillment costs on the financial statements as a component of selling, general and administrative expenses. The SEC may later decide to require the classification of certain distribution costs as costs of sales. If this occurs, we will reclassify these costs pursuant to the new SEC requirements, and our gross profit will be negatively impacted accordingly. However, such reclassification will not have any impact on our sales, operating loss, or net loss.

     Since inception, we have incurred losses, and as of December 31, 2000, we had an accumulated deficit of approximately $7 million. An influx of capital in the first quarter due to the Company's registration with the SEC allowed development of our marketing and technology plans, including an e-commerce and V-ISP platform. During the second quarter, we lost most of our officers and senior management, including our former CEO, Sy Picon. Our new CEO, William Spears, was charged with the responsibility of re-establishing our operating structure and re-focusing on our core business. The net effect of this activity on the financial statements is a decrease in sales due to the company's inability to secure new product in a timely fashion.

     Operating margins were significantly impacted by (a) our ability to maintain and satisfy our existing repeat customers, as well as attract new customers with the same level of loyalty; (b) competitive pricing pressures; (c) the effectiveness of advertising and marketing expenditures and management's ability to measure and evaluate results; (d) the effectiveness of our web design and content in attracting and leading consumers to complete on-line sales; (e) shipping efficiencies; (f) proportion of distributor sales in relation to consumer sales; (g) general economics of scale; (h) overall operating efficiencies as well as cost reduction measures; (i) overall sales of high margin product which normally appeals to certain segments or niche markets; and
(j) effective inventory management techniques, including our ability to select and market highly sellable titles.

Results of Operations

Comparison of the years ended December 31, 2000 and 1999

     Net sales, consisting of the selling price of VHS and DVD products, trading cards, toys and apparel, net of discounts and customer returns, were $713,972 for the year ended December 31, 2000, a 38% decline over net sales of $1,153,536 for the year ended December 31, 1999. This decrease occurred primarily in the second half of the year, during which time lack of working capital prevented restocking of inventory.

     Our sales have also been negatively impacted by the absence of any significant print or web advertising on our part. The type of print advertising in which the Company typically engages is the publication of a catalog entitled S.C.A.N.S., highlighting new products and trends. This catalog requires a great deal of up-to-date research, which our staff is not currently capable of managing. Due to a lack of working capital, all of our advertising commitments on-line have expired or been terminated, resulting in a substantial slow-down in our web traffic click-throughs and sell-throughs. We lack the financial wherewithal to fund any major advertising effort, thereby further hampering our ability to attract new customers and potential buyers to our site.

     The following table sets forth certain financial data for us as a percentage of net sales for the indicated periods:



                                                    Year Ended December 31

                                                    2000            1999

Net sales                                             100.00%         100.00%
Cost of goods sold                                     78.58%          73.81%
                                               --------------   -------------

          Gross profit (loss)                          21.42%          26.19%

Operating expenses:
  Selling, general and
      administrative expenses                         466.15%         485.42%
  Stock-based compensation expense
  Restructuring & other non-recurring charges          30.97%           0.00%
  Reversal of stock compensation expense             -425.79%           0.00%

     Operating Expenses                                98.91%         485.42%
                                               --------------   -------------
          Operating (loss)                            -77.49%        -459.23%

Nonoperating income (expense), net
Other nonoperating expense, net                        -3.29%          -0.05%
                                               --------------   -------------

Net (loss)                                            -80.78%        -459.28%
                                               ==============   =============

     Gross profit is defined as sales less cost of sales, which consists of the cost of product sold to the customers and inbound shipping costs as well as any adjustments to inventory. Our gross margin percentage is affected by the proportion of consumer sales relative to retail sales, the former generally yielding higher margins than sales from our distribution business. Our gross profit was $152,947 for the year ended December 31, 2000, a 49.37% decline over the $302,058 gross profit for the year ended December 31, 1999. Our gross profit declined in terms of absolute dollars due to reduced sales and to the impairment of our inventory, which has also affected our gross margins. During the first and second quarters of 2000, marketing personnel tried to significantly expand the Company's product line. Various toys, collectible figurines, trading cards, etc. were purchased in bulk. These items proved to be highly sensitive to market fluctuations, and their turnover is now negligible. Therefore, the value of these items was reduced in the third quarter of 2000 to 10% of their original cost, impacting the Company's gross profit. In addition, the Company's severe cash flow shortage hampered its ability to purchase new product. Without new product fluctuations, the older product in stock has been impaired was written down to reflect its market value.

     Selling, general and administrative (SG&A) expenses include the costs of personnel involved in product distribution, customer service, financial administrative and executive functions in addition to travel, advertising and investor relations, legal and professional services, stock compensation, and other operating costs. In conjunction with the expansion of our Anime business and the development of new business strategies, our SG&A costs increased significantly, from $1,753,423 in 1999 to $3,328,214 in 2000, an 89.81%
increase.

     Operating expenses for the year were mitigated by the reversal of previously recognized stock compensation costs as a result of the cancellation of 12,500,000 options previously granted to our two co-founders.

     As a result of the restructuring and downsizing of our operations as well as our technology plans, we have decided to write off certain prepayments and assets acquired from vendors that we may not recover or from which we may never benefit in the future. Examples of these restructuring and unusual items include forfeitures due to early lease terminations, payments made towards partially utilized software and equipment, and licenses that have since been returned or cancelled. In the aggregate, these restructuring and unusual items amounted to $221,148.

Deferred Compensation

     We recorded total deferred stock compensation of $196,854 during 2000 in connection with the amortization of compensatory stock options granted in 1999 and $48,320 in connection with the amortization of compensatory stock options granted in 2000. We had no recognizable deferred compensation costs during 1999. Deferred stock compensation is amortized to expense over the vesting periods of the applicable options. The amortization cost represents the vested portion of the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. Although stock options were granted in 2000 subsequent to the cancellation of certain previous options, mainly to our CEO, key employees and Board of Directors, these options were noncompensatory owing to the exercise price being set at the price of the stock as of the date of the award and accordingly have no effect upon the financial statements. For detailed information regarding these transactions, please see Note 8 of the Notes to the Financial Statements elsewhere in this 10KSB.

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

Liquidity and Capital Resources

     As of December 31, 2000, our cash position consisted of $18,732 in cash compared to $587,559 in cash as of December 31, 1999.

     We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During 2000, net cash provided by financing included $2,910,683, as compared to $1,565,328 provided by financing during 1999. This increase is due primarily to the securities registration during the first quarter of 2000.

     Net cash used in operations was $2,968,902 during 2000, compared to $939,279 during 1999. The use of cash was due primarily to a loss from operations, absent the effect of stock options as shown below:

                                              For the year ended December 31,
                                                   2000            1999
                                                   ----            ----

     Net (loss)                                 ($576,724)     ($5,297,973)
     Plus:  Amortization of deferred
       compensation                               196,854        3,846,014
     Less:  Reversal of stock compensation
       expense                                 (3,040,000)             -
                                              ------------     ------------

     Total                                    ($3,419,870)     ($1,451,959)
                                              ============     ============

         Net cash used in investing activities increased in 2000 to $510,608 over $59,166 in 1999 due primarily to purchases geared towards the enhancement of our e-commerce platform.


     Currently, we do not have access to sufficient committed capital that will enable us to maintain operations for any significant period. Absent an agreement for a partnership, merger, or acquisition, we cannot remain in business.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The "Overview" and "Liquidity and Capital Resources" sections of the Management's Discussion and Analysis cover risk factors that may impact the Company's operating results. We have identified additional risk factors as listed below.

WE CURRENTLY HAVE A SEVERE CASH SHORTAGE AND, AS A RESULT, WE HAVE HAD TO LAY OFF ALL PERSONNEL

     Day-to-day operations have been suspended due to our lack of funding, and we anticipate that they will remain suspended until we can enter into a partnership, merger, or acquisition. We are actively seeking such an arrangement however, we cannot provide assurance that such an arrangement will materialize, that the core Anime business will continue under such an arrangement, or that our investors will not be severely negatively impacted by such an arrangement.

OUR CONTINUED OTC BULLETIN BOARD LISTING IS NOT ASSURED

     Absent any financing in the immediate term, we will not be able to afford professional experts required for SEC regulatory compliance, thereby jeopardizing our ability to file our SEC reports on a timely basis and impairing our eligibility for continued listing on the OTC Bulletin Board. If we lose our OTC Bulletin Board status, our common stock would trade as pink sheets on Pink Sheets, LLC, which would be viewed by most investors as a less liquid market for trading purposes. The loss of our OTC Bulletin Board status would further impede our ability to raise any financing.

WE COULD ISSUE SUBSTANTIAL AMOUNTS OF ADDITIONAL SHARES WITHOUT SHAREHOLDER APPROVAL

     We have a substantial number of shares of common stock unissued and not reserved for specific issuances which could be issued without any action or approval by our shareholders, thus substantially diluting the percentage ownership of Syconet held by purchasers of the securities and potentially adversely affecting the market price of our common stock.

WE HAVE NOT PAID ANY DIVIDENDS.

     We have never paid any dividends on our common stock and we do not intend to pay any in the foreseeable future. This has affected our ability to attract qualified investors, and may continue to affect such ability in the future.


OUR STOCK DOES NOT QUALIFY FOR NASDAQ AND IS QUOTED ONLY ON THE BULLETIN BOARD

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

Item 7.  Financial Statements.






                                 C O N T E N T S

                                                                            Page

INDEPENDENT AUDITOR'S REPORT
   ON THE FINANCIAL STATEMENTS                                              F-1

FINANCIAL STATEMENTS

   Consolidated balance sheets                                              F-2
   Consolidated statement of operations                                     F-3
   Consolidated statements of stockholders' equity                          F-4
   Consolidated statements of cash flows                                    F-5
   Notes to consolidated financial statements                               F-6



                   [Balance of page left blank intentionally]

                          INDEPENDENT AUDITOR'S REPORT







To the Board of Directors
Syconet.com, Inc.
Vienna, Virginia


     We have audited the accompanying consolidated balance sheets of Syconet.com, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syconet.com, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended December 31, 2000, in conformity with generally accepted accounting principles.


     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. As discussed in Note 14 to the financial statements, the Corporation has suffered substantial operating losses since inception, the Corporation has used substantial amounts of working capital in its operations, and its total liabilities exceeds its total assets. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
April 5, 2001


                                    SYCONET.COM, INC.

                               Consolidated Balance Sheets
                               December 31, 2000 and 1999

                                                                      December 31,
                                                             -----------------------------
  Assets                                                         2000            1999
                                                             -------------   -------------
Current Assets
  Cash and cash equivalents                                  $      18,732   $     587,559
  Accounts receivable, net of allowance for
    doubtful accounts of $41,746 and $15,000 at
    December 31, 2000 and 1999, respectively                        35,965          63,233
  Due from officers                                                 40,000          65,000
  Prepaid expenses                                                    --             4,324
  Inventories                                                       91,328         352,176
  Other current assets                                               5,156           1,930
                                                             -------------   -------------
      Total current assets                                   $     191,181   $   1,074,222
                                                             -------------   -------------
Property and Equipment, at cost                              $     663,111   $      84,869
  Less accumulated depreciation                                   (132,078)        (12,679)
                                                             -------------   -------------
      Total property and equipment                           $     531,033   $      72,190
                                                             -------------   -------------
Other Assets                                                 $        --     $       5,000
                                                             -------------   -------------
      Total assets                                           $     722,214   $   1,151,412
                                                             -------------   -------------
  Liabilities and Stockholders' Equity

Current Liabilities
  Current maturities of long-term debt                       $      44,041   $      31,974
  Current maturities of capital lease obligations                  109,017            --
  Accounts payable and accrued expenses                            932,750       1,020,428
  Stock subscriptions refund payable                                18,700          22,500
                                                             -------------   -------------
      Total current liabilities                              $   1,104,508   $   1,074,902
                                                             -------------   -------------
Long-Term Liabilities,
  capital lease obligations, less current maturities         $      42,066   $        --
                                                             -------------   -------------

      Total liabilities                                      $   1,146,574   $   1,074,902
                                                             -------------   -------------

Commitments and contingencies                                $        --     $        --
                                                             -------------   -------------
Stockholders' Equity (Deficit)
  Preferred stock, authorized 500,000 shares; no shares
     outstanding                                             $        --     $        --
  Common stock, $0.0001 par value, authorized 80,000,000
    shares in 2000 and 1999; issued and outstanding
    31,733,848 and 11,795,429 shares in 2000 and 1999,
    respectively                                                     3,173           1,180
  Additional paid-in capital                                     6,714,203       7,245,967
  Deferred compensation                                           (116,275)       (721,900)
  Retained earnings (deficit)                                   (7,025,461)     (6,448,737)
                                                             -------------   -------------
      Total stockholders' equity (deficit)                   $    (424,360)  $      76,510
                                                             -------------   -------------
      Total liabilities and stockholders' equity (deficit)   $     722,214   $   1,151,412
                                                             =============   =============



See Notes to Consolidated Financial Statements.











                                       SYCONET.COM, INC.

                              Consolidated Statement of Operations
                              Three Years Ended December 31, 2000



                                                      2000            1999            1998
                                                  ------------    ------------    ------------
Net sales                                         $    713,972    $  1,153,536    $    625,955

Cost of goods sold                                $    561,025    $    851,478    $    512,024
                                                  ------------    ------------    ------------
    Gross profit                                  $    152,947    $    302,058    $    113,931

Operating expenses:
  Selling, general and administrative expenses    $  3,328,214    $  1,753,423    $    771,395
  Amortization of deferred compensation related
    to stock options                              $    196,854    $  3,846,014    $       --
  Reversal of stock compensation expense          $ (3,040,000)   $       --      $       --
  Restructuring and other non-recurring charges   $    221,148    $       --      $       --
                                                  ------------    ------------    ------------
    Operating (loss)                              $   (553,269)   $ (5,297,379)   $   (657,464)
                                                  ------------    ------------    ------------
Nonoperating income (expense):
  Interest income                                 $    23,818     $      1,722    $       --
  Interest expense                                    (36,314)          (2,316)        (3,722)
  Other income (expense)                              (10,959)            --              157
                                                  ------------    ------------    ------------
                                                  $   (23,455)    $       (594)   $     (3,565)
                                                  ------------    ------------    ------------
    Net (loss)                                    $   (576,724)   $ (5,297,973)   $   (661,029)
                                                  ============    ============    ============
Loss per common share, basic and diluted          $      (0.03)   $      (0.55)   $      (0.12)
                                                  ============    ============    ============
Weighted average shares outstanding, basic        $ 16,796,363    $  9,682,754    $  5,625,507
                                                  ============    ============    ============
Weighted average shares outstanding, diluted      $ 17,301,363    $  9,682,754    $  5,625,507
                                                  ============    ============    ============

See Notes to Consolidated Financial Statements










                                      F-3



                                              SYCONET.COM, INC.

                               Consolidated Statements of Stockholders' Equity
                                     Three Years Ended December 31, 2000




                                                                 Additional                     Retained
                                                     Common       Paid-In        Deferred       Earnings
                                                      Stock       Capital      Compensation     (Deficit)
                                                  ------------  ------------   ------------   -------------
Balance, December 31, 1997                        $       515   $   511,273    $      --      $  (489,735)
  Net (loss)                                      $      --     $      --      $      --      $  (661,029)
  Issuance of 1,347,000 shares of common stock    $       135   $   522,615    $      --      $      --
                                                  ------------  ------------   ------------   -------------
Balance, December 31, 1998                        $       650   $ 1,033,888    $      --      $(1,150,764)
  Net (loss)                                      $      --     $      --      $      --      $(5,297,973)
  Issuance of 5,290,376 shares of common stock    $       529   $ 1,643,915    $      --      $      --
  Exercise of 5,000 common stock options          $         1   $       250    $      --      $      --
  Deferred compensation related to
    common stock options                          $      --     $ 4,567,914    $(4,567,914)   $      --
  Amortization of deferred compensation
    related to common stock options               $      --     $      --      $ 3,846,014    $      --
                                                  ------------  ------------   ------------   -------------
Balance, December 31, 1999                        $     1,180   $ 7,245,967    $  (721,900)   $(6,448,737)
  Net (loss)                                      $      --     $      --      $      --      $  (576,724)
  Issuance of 19,658,419 shares of common stock   $     1,965   $ 2,774,085    $      --      $      --
  Exercise of 280,000 common stock options        $        28   $   142,922    $      --      $      --
  Deferred compensation related to
    common stock options                          $      --     $    48,320    $   (48,320)   $      --
  Amortization of deferred compensation
    related to common stock options forfeited     $      --     $  (457,091)   $   457,091    $      --
  Amortization of deferred compensation
    related to common stock options               $      --     $      --      $   196,854    $      --
  Cancellation of stock options                   $      --     $(3,040,000)   $      --      $      --
                                                  ------------  ------------   ------------   -------------
Balance, December 31, 2000                        $     3,173   $ 6,714,203    $  (116,275)   $(7,025,461)
                                                  ============  ============   ============   =============

See Notes to Consolidated Financial Statements.










                                      F-4





                                                 SYCONET.COM, INC.
                                       Consolidated Statements of Cash Flows
                                        Three Years Ended December 31, 2000

                                                                           2000           1999           1998
                                                                       ------------   ------------   ------------
Cash Flows From Operating Activities
  Net (loss)                                                           $  (576,724)   $(5,297,973)   $  (661,029)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
      Depreciation                                                     $   133,634    $     7,204    $     4,552
      Amortization of deferred compensation
        related to stock options                                       $   196,854    $ 3,846,014    $      --
      Loss on disposal of property and equipment                       $   114,598    $      --      $      --
      Reversal of stock compensation                                   $(3,040,000)   $      --      $      --
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable                     $    27,268    $   (22,727)   $   (22,494)
        (Increase) decrease in prepaid expenses                        $     4,324    $    (4,324)   $     5,000
        (Increase) decrease in inventory                               $   260,848    $  (184,669)   $  (167,507)
        (Increase) in other current assets                             $    (3,226)   $    (1,930)   $      --
        Decrease in other assets                                       $     5,000    $      --      $      --
        Increase (decrease) in accounts payable and accrued expenses   $   (87,678)   $   719,126    $   232,401
        Increase (decrease) in stock subscription refund payable       $    (3,800)   $      --      $    22,500
                                                                       ------------   ------------   ------------
          Net cash (used in) operating activities                      $(2,968,902)   $  (939,279)   $  (586,577)
                                                                       ------------   ------------   ------------
Cash Flows From Investing Activities,
  purchase of property and equipment                                   $  (510,608)   $   (59,166)   $   (16,473)
                                                                       ------------   ------------   ------------
Cash Flows From Financing Activities
  Proceeds from issuance of stock                                      $ 2,919,000    $ 1,644,695    $   522,750
  Short-term loans from officers                                       $      --      $   (10,000)   $    10,000
  Short-term loans to officers                                         $    25,000    $   (65,000)   $      --
  Short-term loans to employees                                        $      --      $     2,000    $    (2,000)
  Principal payments on capital leases                                 $   (45,384)   $      --      $      --
  Proceeds from long-term borrowing                                    $    29,061    $      --      $      --
  Principal payments on long-term debt                                 $   (16,994)   $    (6,367)   $   (10,289)
                                                                       ------------   ------------   ------------
          Net cash provided by financing activities                    $ 2,910,683    $ 1,565,328    $   520,461
                                                                       ------------   ------------   ------------
          Increase (decrease) in cash and cash
            equivalents                                                $  (568,827)   $   566,883    $   (82,589)

Cash and Cash Equivalents
  Beginning                                                            $   587,559    $    20,676    $   103,265
                                                                       ------------   ------------   ------------
  Ending                                                               $    18,732    $   587,559    $    20,676
                                                                       ============   ============   ============
Supplemental Disclosures of Cash Flow Information,
  cash payments for interest                                           $    30,645    $     1,173    $     2,712
                                                                       ============   ============   ============
Supplemental Disclosures of Noncash Investing
  and Financing Activities,
  property and equipment acquired through capital leases               $   196,467    $     --       $     --
                                                                       ============   ============   ============

See Notes to Consolidated Financial Statements.





                                      F-5

                                SYCONET.COM, INC.

                   Notes to Consolidated Financial Statements



Note 1.    Nature of Business and Significant Accounting Policies

     Syconet.com, Inc. (the "Corporation") is a distributor of Japanese Anime to retailers and customers worldwide. Sales are made in the United States and internationally through several websites on the Internet, the publication of a catalog and attendance at conventions across the United States.

     A summary of the Corporation's accounting policies is as follows:

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

          Accounts Receivable

               Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts is $41,746 and $15,000 for December 31, 2000 and 1999, respectively.

          Inventories

               Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 2000 and 1999 consisted of goods, primarily anime videos, purchased for redistribution. The Corporation's severe cash flow shortage has hampered its ability to purchase new product. Without new product purchases, the older product in stock was impaired and has been written down during 2000 in the amount of $58,789 to reduce it's carrying value to $91,328, which reflects the lower of cost (first-in, first-out method) or market at December 31, 2000.

          Property and Equipment

               Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five-year estimated life. Depreciation expense totaled $133,634, $7,204 and $4,552 for the years ended December 31, 2000, 1999 and 1998, respectively.

                          Notes to Financial Statements


          Loss Per Share

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

          Revenue Recognition

               The Corporation recognizes revenue from product sales, net of any discounts that range from 28% to 50%, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. The Corporation provides an allowance for sales returns, which has been insignificant, based on historical experience.

          Principles of Consolidation

               The consolidated financial statements include the accounts of Syconet.com, Inc. and its non-operating subsidiaries. There are no inter-company balances and transactions.

          Advertising Costs

               Advertising costs are expensed as incurred. Advertising costs were $635,885, $72,762 and $17,030 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

          Restructuring Charges and Other Unusual Items

               Restructuring charges consist primarily of penalties associated with early terminations of various leases on facilities and furniture which the Corporation is unable to use as a result of downsizing and consolidation of operations. Other unusual items consist of one-time write-downs for certain assets from which the Corporation may never benefit. Following is a breakdown of these charges:

               Losses from facility exit and lease cancellations   $    106,150
               Asset write-downs                                        114,998
                                                                   ------------
                                                                   $    221,148
                                                                   ============

                          Notes to Financial Statements

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

          Recent Accounting Pronouncements

               In September 2000, the Emerging Issues Task Force (EITF) issued its final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus provided that all amounts billed for shipping and handling in a sale transaction be classified as revenue. The Corporation currently includes in cost of sales inbound shipping costs, but classifies warehousing, order fulfillment, and outbound shipping costs under Selling, General and Administrative Expense.


Note 2.   Accounts Payable and Accrued Expenses

          The Corporation's accounts payable and accrued expenses consist of the following:

                                             December 31,
                                       -----------------------
                                          2000         1999
                                       ----------   ----------
               Accounts payable        $  698,714   $  330,151
               Professional services   $  198,936   $  461,103
               Salaries                $    4,596   $  123,480
               Payroll taxes           $       98   $   74,052
               Other                   $   30,406   $   31,642
                                       ----------   ----------
                                       $  932,750   $1,020,428
                                       ==========   ==========

                          Notes to Financial Statements


Note 3.   Long-Term Debt

           The Corporation's long-term debt is as follows:

                                                              December 31,
                                                         ---------------------
                                                           2000         1999
                                                         ---------   ---------
               Note payable, due in monthly
                 installments of $1,517, interest
                 at 9.25%, uncollateralized,
                 due on demand                           $  26,380   $  31,974

               Note payable, interest at 9.25%,
                 uncollateralized, due July 21, 2001        17,661        --
                                                         ---------   ---------
                                                         $  44,041   $  31,974
               Less current maturities                   $  44,041   $  31,974
                                                         ---------   ---------
                                                         $     --    $    --
                                                         =========   =========




Note 4.   Capital Lease Obligations

          The  Corporation   leases  certain  equipment  under  capital  leases.
          Following is an analysis of the leased assets included in property and equipment:


                                                               December 31,
                                                        -----------------------
                                                          2000           1999
                                                        ---------      --------
               Automobile                               $  28,065      $   --
               Computer equipment                         177,363          --
               Telephone equipment                          4,751          --
                                                        ---------      --------
                                                        $ 210,179      $   --
               Less accumulated depreciation              (32,536)         --
                                                        ---------      --------
                                                        $ 177,643      $   --
                                                        =========      ========

                          Notes to Financial Statements


          All of the capital leases are secured by the leased equipment. The following is a schedule of minimum lease payments under these leases:


                 Years Ended
                 December 31,
               ---------------
                    2001                                              $ 125,601
                    2002                                                 33,221
                    2003                                                  5,211
                    2004                                                  1,203
                                                                      ----------
               Total minimum lease payments                           $ 171,116
               Less amount representing interest                        (20,033)
                                                                      ----------
               Present value of minimum lease payments                $ 151,083
               Less current obligation on capital leases               (109,017)
                                                                      ----------
               Long-term obligations on capital leases                $  42,066
                                                                      ==========




Note 5.   Operating Lease

          The Corporation leases an automobile under an operating lease. Scheduled payments under this lease are as follows:




                 Years Ended
                 December 31,
               ---------------
                    2001                            $   6,075
                    2002                                2,531
                                                    ----------
                                                    $   8,606
                                                    ==========



          The total rent expense included in the statements of operations for the years ended December 31, 2000, 1999 and 1998 was $79,295, $50,566 and $53,314, respectively.


Note 6.   Reversal of Stock Compensation

          During the first and second quarter of 2000, 12,500,000 outstanding stock options were cancelled or forfeited, resulting in a reversal of $3,040,000 of stock compensation expense.


Note 7.   Credit Risk

          The Corporation maintains its cash accounts and certificates of deposit at various commercial banks. At December 31, 2000 and 1999, all deposits were covered by the Federal Deposit Insurance Corporation.

                          Notes to Financial Statements


Note 8.   Related Party Transactions

          The amounts due from officers represent short-term cash advances. At December 31, 1999, the Corporation had $65,000 due from an officer, which was collected in early 2000. At December 31, 2000, the Corporation had $40,000 due from a former officer. The former officer took an advance on a bonus during the year ended December 31, 2000, which the Board of Directors later determined was not earned. The $40,000 is recorded in the financial statements as a loan receivable. In February 2001, the former officer repaid the loan with free-trading stock with a $30,000 fair market value as of the date of repayment. The Corporation charged the remaining balance of $10,000 to bad debt expense in 2001.


Note 9.   Loss Per Share

          The effect on weighted average number of shares of diluted potential common stock are not included in the computation if their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the years ended December 31, 2000, 1999 and 1998.

          For the year ended December 31, 2000, 505,000 shares were included in computing loss per share assuming dilution because their effects were dilutive. Options of 14,916,000 and 5,471,000 shares were not included in computing loss per share assuming dilution for the years ended December 31, 1999 and 1998, respectively, because their effects were antidilutive and the potential common stock did not have an effect on net loss.


Note 10.  Stock Options

          The Corporation authorized the grant of 249,562 non-qualified and 2,446,117 qualified stock options in 2000, 3,320,000 non-qualified and 6,130,000 qualified stock options in 1999, and 86,000 non-qualified stock options in 1998 to key employees, directors, vendors and investors of the Corporation. Stock options that were forfeited during the year included 280,000 stock options granted in 2000, 8,880,000 stock options granted in 1999, 46,000 stock options granted in 1998, and 4,900,000 options granted in 1997. For the remaining outstanding stock options, the vesting periods range from immediately to two years for the options granted in 2000, immediately to two years for the options granted in 1999, immediately for the options granted in 1998 and immediately for the options granted in 1997. Financial Accounting Standards Board ("SFAS") Statement No. 123, "Accounting for Stock Based Compensation," provides for a fair value method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the options, the current price of the underlying stock, and the risk-free interest rate for the expected term of the option. The Corporation has elected to continue accounting for employee stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25 and related interpretations, which generally requires that compensation cost be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock.

                          Notes to Financial Statements


          The Corporation recorded aggregate deferred compensation of $48,320 and $4,567,914 in 2000 and 1999, respectively. The amounts represent the difference between the grant price and the deemed fair value of the Corporation's common stock for shares subject to options granted in 2000 and 1999. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which range from one month to three years. Total amortization recognized was $196,854 and $3,846,014 for the years ended December 31, 2000 and 1999, respectively. Amortization of deferred compensation related to common stock options forfeited during the year 2000 totaled $457,091. The options that were granted in 2000 are not substantially vested as of year-end. At December 31, 2000, 863,679 stock options were vested and 1,252,000 were not vested. The underlying stock options that were granted in the fourth quarter of 1999 were substantially vested as of December 31, 1999. Under APB No. 25, because the exercise price of all outstanding options was equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense was recognized during the year ended December 31, 1998.

          If the fair value method of accounting for stock options under SFAS 123 had been applied there would have been no expense relating to the stock options for 1998 since there was no determinable fair value for the related stock at the grant date of the stock options. Net income would have been reduced in 2000 and 1999 as follows:

                                                2000             1999
                                           -------------     -------------
          Net loss
            As reported                    $   (576,724)     $ (5,297,973)
            Pro forma                          (603,037)       (8,511,679)



          In determining the pro forma amounts above, the fair value of each employee-related grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000: Price volatility of 85%, risk-free interest rate of 6.5%, dividend rate of 0% and expected lives of 7 years.

                          Notes to Financial Statements


          A summary of the status of the outstanding options at December 31, 2000, 1999 and 1998 and changes during the periods ended on those dates is as follows:


                                             December 31, 2000           December 31, 1999         December 31, 1998
                                         ------------------------   -------------------------   ----------------------
                                                          Weighted                   Weighted                  Weighted
                                                          Average                    Average                   Average
                                                         Exercise                   Exercise                  Exercise
                                           Shares          Price      Shares          Price      Shares        Price
                                          -----------------------   -------------------------   ----------------------
          Outstanding at beginning
            of year                       14,916,000      $ 0.74     5,471,000       $ 0.01     5,400,000    $   0.01
          Granted                          2,695,679        0.56     9,450,000         1.16        86,000        0.03
          Exercised                          280,000        0.51         5,000         0.05        15,000        0.01
          Forfeited                       14,106,000        0.76            --           --          --           --
                                          ----------                -----------                 ----------
          Outstanding at end of year       3,225,679                14,916,000                  5,471,000
                                          ==========                ===========                 ==========

          Exercisable at end of year       1,568,679                 5,916,000                  5,446,000


          The weighted-average fair value of options granted during the year ended December 31, 2000 was $0.42 and $2.44 for options granted at fair market value and for options granted at below fair market value, respectively. The weighted-average exercise price of options granted during the year ended December 31, 2000 was $0.53 and $0.86 for options granted at fair market value and for options granted at below fair market value, respectively.

          The following table summarizes information about options outstanding at December 31, 2000:



                         Options Outstanding                       Options Exercisable
          ----------------------------------------------  ----------------------------------
                                              Weighted-
                                              Average     Weighted                  Weighted
                                             Remaining     Average                  Average
             Range of          Number       Contractual   Exercise     Number       Exercise
          Exercise Prices    Outstanding       Life         Price    Outstanding     Price
          ---------------   ------------  -------------   --------   -----------   ----------
           $0.01 - 0.50      2,039,563         7.91       $ 0.14       592,563       $ 0.03
            0.51 - 1.42      1,186,116         5.21         1.18       976,116         1.14
                             ---------                              -----------
                             3,225,679                               1,568,679
                             =========                              ===========

                          Notes to Financial Statements



Note 11.  Income Tax Matters

          Net deferred tax assets consist of the following components as of December 31, 2000 and 1999:


                                                     2000              1999
                                                 -------------      ------------
          Deferred tax assets:
            Loss carryforwards                   $  1,077,000       $   867,000

            Less valuation allowance             $ (1,077,000)      $  (867,000)
                                                 -------------      ------------
                                                 $      --          $     --
                                                 =============      ============


          During the years ended December 31, 2000 and 1999, the Corporation recorded a valuation allowance of $1,077,000 and $867,000 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2000 or 1999.

          Loss carryforwards for tax purposes as of December 31, 2000 have the following expiration dates:



          Expiration Date                     Amount
          ---------------                  ------------
               2017                        $   480,000
               2018                        $   630,000
               2019                        $ 1,440,000
               2020                        $   606,000
                                           ------------
                                           $ 3,156,000
                                           ============





          The income tax provision is less than would be obtained by applying the statutory Federal corporate income tax rate to pre-tax accounting income as a result of the following items:


                                               Years Ended December 31,
                                      ------------------------------------------
                                         2000           1999            1998
                                      ------------   ------------   ------------
Income tax (benefit) computed at
  federal statutory rates             $  (196,086)   $(1,801,311)   $  (224,750)
Increase (decrease) in income taxes
  resulting from:
    Nondeductible stock-based
      compensation expense            $    66,930    $ 1,307,645    $      --
    Valuation allowance               $    71,400    $   499,600    $   214,200
    Other                             $    57,756    $    (5,934)   $    10,550
                                      $      --      $       --     $      --
                                      ============   ============   ============

                          Notes to Financial Statements



Note 12.  Commitments and Contingencies

          The Corporation has recorded on the financial statements a lease liability for a vehicle leased for a former officer. The vehicle is currently in the former officer's possession. The former officer has agreed to make payments and to remove the Corporation's name from the lease. The Corporation has not made a payment on the lease since May 2000. Management believes that the former officer is current on this obligation; however, no confirmation has been received that payments have been made or that the Corporation's name has been removed from the lease. It may be possible that the Corporation would owe interest and late fees in addition to the recorded liability. If owed, the estimated interest and late fees would be $865.

          Sales tax reports have not been filed in all appropriate states for the year 2000 in connection with convention sales. The Corporation has accrued for the sales tax liability, but may also have associated penalties and interest, which cannot be estimated. It is possible that the associated states will file liens against the Corporation causing the Corporation to be unable to operate conventions in those states.

          The Corporation has contracted out its order fulfillment and inventory storage. Under the Corporation's agreement, the cost for these services is the greater of $2.50 per shipment or $2,500 per month. The contract carries no time limit or expiration date.

          From time to time, the Corporation may be subject to legal proceedings and claims in the ordinary course of business, including contract
          terminations,   employment   related  claims  and  claims  of  alleged
          infringement of trademarks, copyrights, and other intellectual property rights. The Corporation currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospectus, financial condition and operating results.

          In January 2001, the Corporation received a demand letter from an investor in one of their private placements. Such demand was made pursuant to Massachussetts General Laws Chapter 93A, alleging that the Corporation engaged in unfair or deceptive business practices, and seeks a return of the investor's $50,000 investment, with interest and payment of his attorney's fee and expenses. Management does not believe the Corporation engaged in such practices and intends to vigorously contest any action that is brought against the Corporation.

Note 13.  Subsequent Events

          Issuance of Shares

          In December 2000, 5 million shares of stock were issued in exchange for a possible merger agreement in anticipation of an equivalent amount of stock from the merging company. In early 2001, the Corporation returned the stock and cancelled the merger agreement. As of December 31, 2000, this stock is reported on the financial statements as issued and outstanding and its par value is included in common stock. However, there is no value imputed to the shares in additional paid in capital.

                          Notes to Financial Statements



          Dispute with the Internal Revenue Service

          In January 2001, The Internal Revenue Service (IRS) indicated that the Corporation owed approximately $4,800 for Federal Unemployment taxes for the year ended December 31, 1998. It is the Corporation's position that there has been a miscommunication between the IRS and the State of Virginia. The Corporation has determined that the matter involves an error in calculating the credit to be applied to Federal Unemployment taxes. Unemployment taxes paid to the State of Virginia allows a credit for taxes paid for Federal Unemployment taxes. The Corporation is in the process of mitigating the assessment with the IRS and expects no tax liability to be due.


Note 14.  Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The resulting cash flow shortage has seriously damaged the Corporation's working relationships with its suppliers and has limited the Corporation's ability to obtain new product and the value of the inventory has been severely impaired. In addition, there has been a loss of substantially all personnel, all of which has caused a disruption to operations. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

          In view of these matters, the Corporation is seeking to enter into a business partnership, merger or acquisition in order to remain in business. The Corporation is actively engaged in pursuing such an arrangement; however, the Corporation cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an arrangement. Nor can the Corporation assure that the resulting new business entity will continue in the sale of Anime.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         (a) Officers and directors: The following table provides information concerning each of our executive officers and directors as of April 17, 2001. All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified, or until a director's death, resignation or removal.

Name                            Age           Position
----                            ---           --------

William Spears                  38            president, chief executive officer
                                              and director

J. Larry Hineline               55            chairman of the board

     William Spears: Mr. Spears has been our president and chief executive officer since June 2000 when our co-founder Sy Picon resigned. He has been one of our directors since our inception. He was our president from inception until June 1998, when he became our executive vice president, and our secretary from November 1999 until June 2000. He was a co-founder of the Virginia limited partnership formed on February 1, 1997 which is our predecessor. He has been in the comic book industry since 1989 when he created a comic book title which he published. In 1995, he opened a retail comic book specialty store in San Carlos, California and expanded onto the Internet in 1996. Since 1982, he has owned and operated the Perfect Shirt & Sign Company, a promotional screen printing facility which in 1990 expanded into supplying computer accessories.

     J. Larry Hineline: Mr. Hineline has been one of our directors since January 1998 and chairman of the board since September 2000. He was our secretary from June 1998 until November 1999. From 1978 to 1991 he was employed at U.S. Surgical, most recently as senior director of operations, a position he held for seven years. From 1991 to 1992, he was the vice-president of product operations for Joint Medical Products Corporation. Since October 1993 he has been the owner of JVR Systems Inc. and Bear Services Inc., computer and consulting companies, respectively. Since February 1997 he also has been the owner of DavDez Arts Inc., a publisher of comic books, short stories and graphic novels. Mr. Hineline received his undergraduate degree from Troy State University in 1976 and his M.B.A from California Coast University in 1999. He is currently working towards a Ph.D. in business administration.

     (b) Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and certain shareholders (collectively "Reporting Persons") to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission within certain periods and to furnish us with copies of all such reports. To our knowledge, based on a review of the copies of such reports furnished to us and written representations that no reports on Form 5 were required by such Reporting Persons, we believe that, during our fiscal year ended December 31, 2000, all Section 16(a) filing requirements were complied with, except that the following beneficial owner failed to file a Form 3: Ross Rojek, and the following beneficial owner failed to file Form 4s and a Form 5: Alliance Equities Inc.


Item 10.  Executive Compensation.

     (a) Summary Compensation: The following table summarizes the compensation for the fiscal year ended December 31, 2000 and the prior two fiscal years earned by or paid to our former and current chief executive officer. All of Mr. Picon's options set forth below, with the exception of 250,000 options exercisable at $0.01 per share, were cancelled, with Mr. Picon's consent, in June 2000.

                                                        Long Term Compensation
                               Annual Compensation      -----------------------
                               -------------------                  Awards
                                                                   Securities
Name and                                                           Underlying
principal position              Year      Salary        Bonus    Options(#)/SARS
------------------              ----      ------        -----    ---------------

Sy R. Picon, former CEO         2000     $153,752         $0                0
                                1999     $103,955         $0        4,600,000
                                1998     $ 58,231         $0                0
William Spears, current CEO     2000     $175,308         $0          500,000



                                      Option/SAR Grants in Last Fiscal Year

                                               Individual Grants
                 -------------------------------------------------------------------------------
                    Number of      % of Total
                   Securities      Options/SARS
                   Underlying       Granted to        Exercise or                  Market Price
                  Options/SARS      Employees         Base Price      Expiration   on  Date of
Name               Granted (#)    in Fiscal Year       ($/share)         Date      of Grant ($)
----             ---------------  --------------     -------------    ----------  -------------
Sy R. Picon             0              ----              ----             ----        ---
William Spears    500,000*              29%             $0.19           08/04/10     $0.19

*On January 9, 2001, the exercise price of these options was adjusted to $0.075 per share.




                                Aggregated Option/SAR Exercises in Fiscal Year 2000
                                    and Option/SAR Values at December 31, 2000

                                                 Number of Securities            Value of Unexercised
                                                 Underlying Unexercised           in-the-Money
                                                 Options/SARs                    Options/SARs at
                  Shares              Value      Fiscal Year-End (#)             Fiscal Year-End ($)
                  Acquired on        Realized    ----------------------------    ---------------------------
Name              Exercise (#)         ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
----              ------------      ---------    -----------    -------------    -----------    -------------
Sy R. Picon            0              $---         250,000                 0     $ 13,125.00      ------
William Spears         0              $---         250,000           500,000     $ 13,125.00      ------


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     Unless otherwise indicated, we believe that the individuals listed in this Item have the sole power to vote and dispose of the number of shares listed opposite their respective names.

     (a) Security ownership of certain beneficial owners

     The following table contains information regarding ownership of our common stock, which are our only voting securities, which are deemed under the current rules of the Securities and Exchange Commission to be beneficially owned by any person -- including any "group" as that term is used in Instruction No. 4 to S-B
Item 403 -- known by us to be the beneficial owner of more than five percent (5%) of our common stock as of April 17, 2001:

Name and address                      No. of
of beneficial owner                 Shares Owned             Percentage of Class
-------------------                 ------------            -------------------

William Spears                       2,507,236(1)                   8%
3524 Beale Court
Woodbridge, VA 22193

J. Larry Hineline                    3,420,753(2)                   11
9266 Oak Hammock Lane
Jupiter, FL 33478

Alliance Equities, Inc.              9,752,654                      31
12147 N.W. 9th Drive
Coral Springs, FL 33071

----------

(1) Includes options to purchase 1,250,000 shares of common stock, of which 250,000 are exercisable at $0.01 per share, and 1,000,000 are exercisable at $.075 per share.

(2) Includes options to purchase 745,000 shares of common stock, all of which are exercisable at $.075 per share.

     (b) Security Ownership of Management.

     The following table contains information regarding ownership of our common stock, which are our only voting securities, which are deemed under the current rules of the Securities and Exchange Commission to be beneficially owned by our directors, our executive officers named in Item 5 below, and our directors and executive officers as a group, as of April 17, 2001:

                                                No. of
Name and Address         Office              Shares Owned   Percentage of Class
----------------         ------              ------------   -------------------

William Spears           president, chief    2,507,236(1)            8%
3524 Beale Court         executive officer
Woodbridge, VA 22193     and director

J. Larry Hineline        chairman of the     3,420,753(2)           11
9266 Oak Hammock Lane    board
Jupiter, FL 33478

All Officers and                             5,927,989              18
Directors as a Group
(2 individuals)
----------------

(1) Includes options to purchase 1,250,000 shares of common stock, of which 250,000 are exercisable at $0.01 per share, and 1,000,000 are exercisable at $.075 per share.
(2) Includes options to purchase 745,000 shares of common stock, all of which are exercisable at $.075 per share.


Item 12.  Certain Relationships and Related Transactions

     William Spears, our chief executive officer, has agreed to accept from us all of our Anime inventory in settlement of any and all claims he may have against us, including, but not limited to, back salary.

Item 13.   Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          3.1  Certificate of Incorporation(1)

          3.1a Certificate of Amendment of the Certificate of Incorporation, dated March 11, 1998(1)

          3.1b Certificate of Amendment of Certificate of  Incorporation,  dated
               February 17, 1999(1)

          3.1c Certificate of Amendment of Certificate of  Incorporation,  dated
               June 21, 2000(2)

          3.2  By-Laws(1)

          4    Specimen Common Stock Certificate(3)

          10.1 1997 Incentive Compensation Program, as amended(4)

          21   Subsidiaries(2)

          23   Consent of Yount, Hyde & Barbour, P.C.(5)

--------------

(1)  Incorporated by reference on Form 10-SB, filed on January 25, 2000.
(2) Incorporated by reference on Form SB-2, Amendment No. 1, filed on June 27, 2000.
(3) Incorporated by reference on Form 10-SB, Amendment No. 1, filed on March 21, 2000.
(4) Incorporated by reference on Form SB-2, Post Effective Amendment No. 1, filed on August 28, 2000.
(5)  Filed herewith.

     (b) Reports on Form 8-K.

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


                                                          SYCONET.COM, INC.
                                                     ---------------------------
                                                            (Registrant)


                                            By       /s/ William Spears
                                                     ---------------------------
                                                     William Spears
                                                     Principal Executive Officer

                                                     Date:  April 27, 2001



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                            By       /s/ William Spears
                                                     ---------------------------
                                                     William Spears
                                                     Director

                                                     Date:   April 27, 2001


                                            By       /s/ J. Larry Hineline
                                                     ---------------------------
                                                     J. Larry Hineline
                                                     Director

                                                     Date:   April 27, 2001