Form 10QSB
period 2001-03-31
SYCONET COM INC
filed 2001-06-28
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                  COMMISSION FILE NUMBER: 000-29113

                           SYCONET.COM, INC.
          (Exact name of registrant as specified in its charter)

            Delaware                                           54-1838089
(State or jurisdiction of incorporation                   (I.R.S. Employer
            or organization)                             Identification No.)

         5020 Campus Drive, Newport Beach, California           92660
            (Address of principal executive offices)           (Zip Code)

               Registrant's telephone number:  (949) 972-7391

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X        No.

As of March 31, 2001, the Registrant had 35,558,848 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes      No    X   .

                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000    4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000    5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

ITEM 2.  PLAN OF OPERATION                                              10

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18

ITEM 5.  OTHER INFORMATION                                              18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               18

SIGNATURE                                                               18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             SYCONET.COM, INC.
                        CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                              March 31
                             ASSETS                             2001

Current Assets
Cash and cash equivalents                                     $    21,430
Accounts receivable, net of allowance for
doubtful accounts of $26,825 at March 31, 2001 and
$41,746 at December 31, 2001, respectively.                         9,094
Due from officers                                                       -
Inventories                                                        30,000
Other current assets                                                  769
Total current assets                                               61,293

Property and Equipment, at cost                                   271,056
Less accumulated depreciation                                           -
Total property and equipment                                      271,056
Total assets                                                      332,349

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Current maturities of long-term debt                               44,041
Current maturities of capital lease obligations                   108,568
Accounts payable and accrued expenses                             958,266
Stock subscriptions refund payable                                 18,700
Total current liabilities                                       1,129,575

Long-Term Liabilities,
capital lease obligations, less current maturities                 42,066
Total liabilities                                               1,171,641

Stockholders' Equity (Deficit)
Preferred stock, authorized, 1,000,000
shares; no shares outstanding                                           -
Common stock, $0.0001 par value,
authorized 80,000,000
shares in 2001 and 2000, respectively;
issued and outstanding 35,558,848 and
12,834,958 shares in 2001 and 2000, respectively                    3,556
Additional paid-in capital                                      6,765,322
Deferred compensation                                            (116,275)
Retained (Deficit)                                             (7,491,895)
Total stockholders' equity (deficit)                             (839,292)
Total liabilities and stockholders' equity (deficit)              332,349

See Notes to Consolidated Financial Statements

                            SYCONET.COM, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                      Three Months Ended
                                                     March 31     March 31
                                                       2001         2000

Net sales                                            $   25,391   $    236,806

Cost of goods sold                                       61,379        143,648

Gross profit (loss)                                     (35,988)        93,158

Operating expenses:
Selling, general and administrative expenses            393,982      1,337,880

Operating (loss)                                       (429,970)    (1,244,722)

Nonoperating expense, net                                36,464          7,449

Net (loss)                                             (466,434)    (1,252,171)

Loss per common share, basic and diluted                  (0.01)         (0.10)

Weighted average shares outstanding,
basic and diluted                                    32,735,792     12,517,087

See Notes to Consolidated Financial Statements

                              SYCONET.COM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                      Three Months Ended
                                                     March 31     March 31
                                                       2001         2000

Cash Flows From Operating Activities
Net loss                                             $(466,434)   $(1,252,171)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation                                            38,528         13,272
Amortization of deferred compensation
related to stock options                                     -        127,500
Impairment loss on property and equipment              213,416
Changes in assets and liabilities:
(Increase) decrease in accounts receivable              26,871         11,860
(Increase) decrease in prepaid expenses                      -        (17,600)
(Increase) decrease in inventory                        61,328       (226,142)
(Increase) decrease in other assets                      4,387        (31,845)
Increase (decrease) in accounts payable
and accrued expenses                                    25,516         77,454

Net cash (used in) operating activities                (96,389)    (1,297,672)

Cash Flows From Investing Activities
Purchase of property and equipment                           -       (173,388)
Disposal of fixed assets                                 8,034              -

Net cash provided by (used in) investing activities      8,034       (173,388)

Cash Flows From Financing Activities
Proceeds from issuance of stock                         51,502        731,700
Repayment of short-term loans to officers               40,000              -
Repayment of short-term loans to employees                   -         65,000
Proceeds from other financing                                -        500,000
Principal payments on long-term debt                      (449)        (2,822)
Net cash provided by financing activities                91,053     1,293,878

Increase (decrease) in cash and cash equivalents          2,698      (177,182)

Cash and Cash Equivalents
Beginning                                                18,732       587,559

Ending                                                   21,430       410,377

See Notes to Consolidated Financial Statements

                              SYCONET.COM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The Corporation has prepared its consolidated financial statements as of March 31, 2001 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods represented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These consolidated financial statements and the accompanying notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB.

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

Accounts Receivable

Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts is $26,825 at March 31, 2001 and $41,746 at December 31, 2000.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Due to a cessation of operations, necessitated by a severe cash flow shortage, the inventory has been severely impaired and is no longer of any benefit to the company. Therefore, the inventory was written down in the amount of $62,968 to its net realizable value of $30,000 at March 31, 2001 based on its estimated liquidation value. Inventory consists of goods, primarily Anime videos, purchased for redistribution.

Property and Equipment

Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Due to a cessation of operations, necessitated by a severe cash flow shortage, the property and equipment is no longer of any benefit to the company. A portion of the equipment was returned to lien holders in the 2nd quarter of 2001 to reduce related liabilities. As a result of these events, the Company determined that its assets with a carrying value of $484,472 were impaired and wrote them down by $213,416 to their net realizable value. This loss from the write down of assets is included in selling, general and administrative expenses on the income statement. Depreciation is provided using the straight-line method over a three- to five-year estimated life. Depreciation expense totaled $38,528 and $13,272 for the quarters ended March 31, 2001 and 2000.

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

Weighted average shares outstanding were 32,735,792 and 12,517,087 at March 31, 2001 and 2000, respectively. Options representing 1,745,000 shares were excluded from the computation of earnings per share because their effect was antidilutive.

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

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  COMMITMENTS AND CONTINGENCIES

Sales tax reports have not been filed in all appropriate states for the year 2000 in connection with conventions. The Corporation has accrued for the sales tax liability, but we may also have associated penalties and interest, which cannot be estimated at this time. It is possible that additional liabilities will accrue for these amounts, that the associated states will file liens against the Corporation and that the Corporation may not be able to operate conventions in the associated states.

In January 2001, the Corporation received a demand letter from an investor in one of their private placements. Such demand was made pursuant to Massachusetts General Laws Chapter 93A, alleging that the Corporation engaged in unfair or deceptive business practices, and seeks a return of the investor's $50,000 investment, with interest and payment of his attorney's fee and expenses. Management does not believe the Corporation engaged in such practices and intends to vigorously contest any action that is brought against the Corporation.

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

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The resulting cash flow shortage has seriously damaged the Corporation's working relationships with its suppliers and has limited the Corporation's ability to obtain new product and the value of the inventory has been severely impaired. As a result, day-to-day operations have been terminated. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

In view of these matters, the company needs to enter into a business partnership, merger, or acquisition in order to remain in business. The Corporation is actively engaged in pursuing such an arrangement; however, the Corporation cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an agreement. The Corporation cannot assure that the resulting business entity will be able to manage its substantial debt load and cannot make any representation about the type of business activities in which the new business entity will be primarily engaged.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Twelve-Month Plan of Operation.

Business Overview.

Syconet.com, Inc. has been funded since its inception through private placements of its common stock. Because of our overextension into various markets during 2000 as well as the current nature of the stock market, our stock price has fallen drastically and we are currently unable to maintain operations. Without a business partnership, merger, or acquisition, we can give no assurance that we will be able to remain in business. In addition, we can provide no assurance that such an arrangement is attainable.

As of March 31, 2001, all operations in relation to the distribution and direct marketing of Anime have been abandoned.
We now seek to eliminate our remaining liabilities, and continue in any viable business strategy.

Business Strategy.

At this time, our most valuable asset is our status as a publicly-traded company, and we intend to focus our efforts on maintaining this status through continued legal and professional services. All other operational expenditures are suspended. We have laid off all personnel, have completely ceased shipment of product, and are trying only to remain current with our required SEC filings. As our financial statements reflect, we are carrying a large amount of debt, which may impair our ability to proceed in otherwise viable business arrangements. Our first priority, therefore, must be to eliminate this debt primarily through negotiation. We are actively seeking a business partnership, merger, or acquisition as our only alternative to remain in business, and we are seeking such an arrangement without regard to the nature of the new business. The effect of such a transaction to the shareholders cannot be predicted.

Financial Overview.

The following is a discussion of certain factors affecting our results for the quarter ended March 31, 2001 and our liquidity and capital resources. This discussion and analysis should be read along with our financial statements and their notes, contained elsewhere in this Form 10QSB.

Results of Operations.

The gross loss incurred in the 1st quarter of 2001 is due primarily to the write-down of the inventory to its net realizable value of $30,000. Due to our severe cash flow shortage, we have not been able to purchase any new product in the past approximately 6 months, thereby greatly reducing the value of our older merchandise. Without an inflow of new product, the turnover of older product becomes practically negligible. In addition, the company has decided to cease day-to-day operations in an effort to conserve costs and focus on maintaining public status.

Net sales has decreased from $236,806 in the 1st quarter of 2000 to $25,391 in the 1st quarter of 2001 due to our cessation of operations. We expect that sales for the remainder fiscal year ending December 31, 2001 will be immaterial.

Selling, general and administrative ("SG&A") expenses have decreased from $1,337,880 in the 1st quarter of 2000 to $393,982 in the 1st quarter of 2001 also due to our cessation of operations. SG&A incurred in the 1st quarter of 2001 consists mainly of depreciation expense, late fees incurred on outstanding liabilities, and professional and consulting services required to maintain public status. In addition, an impairment of fixed assets in the amount of $213,416 has been recorded in the first quarter of 2001, also due to our cessation of operations. We are no longer able to realize any benefit from our property and equipment, and have therefore written it down to its net realizable value of $271,056.

Income Taxes.

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

Liquidity and Capital Resources.

As of March 31, 2001, our cash position consisted of $21,430 in cash compared to $18,732 in cash as of December 31, 2000. However, substantially all remaining operating capital will be used in the 2nd quarter of 2001 to maintain our public status.

Net cash used in operations has decreased commensurate with our net loss, 87.7% and 62.75%, respectively.

In the 1st quarter of 2000, we were experiencing substantial growth in both operations and personnel, requiring the purchase of property and equipment. In the 1st quarter of 2001, we have experienced the reverse, and have liquidated our fixed assets to reduce our debt.

We have funded our operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During 2000, net cash provided by financing in the first quarter was $731,700, provided primarily by a private placement in January of 2000.
The $51,502 financing from sale of stock in the 1st quarter of 2001 was primarily the result of an inflow of capital from certain members of the Board of Directors to allow the company to maintain its public status. In addition, some stock was used to settle outstanding liabilities. We expect this process to continue throughout fiscal year ending December 31, 2001.

Day-to-day operations have been abandoned due to our lack of funding. We are actively seeking any business arrangement that will allow us to remain in operation, however, we cannot provide assurance that such an arrangement will materialize or that our investors will not be severely negatively impacted by such an arrangement.

Risk Factors Connected with Plan of Operation.

Limited Prior Operations.

The Registrant has only had limited prior operations and has recently ceased operations due to lack of funding; when such funding is available, the Registrant will be able to resume its new business venture. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

Significant Working Capital Requirements.

The working capital requirements associated with the plan of business of the Registrant will continue to be significant. The Registrant anticipates, based on currently proposed assumptions relating to its recently ceased operations (including with respect to costs and expenditures and projected cash flow from operations), that it cannot generate sufficient cash flow to continue its operations without additional financing. The Registrant will need to raise additional capital in the next six months, through debt or equity, to resume operations and fully implement its sales and marketing strategy and grow. In the event that the Registrant's plans change or its assumptions change or prove to be inaccurate (due to unanticipated expenses, problems or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to cease its operations for a long period.

Due to Negligible Cash Flow, Lack of Funding, and Substantial debts, the Registrant May Be Forced into Bankruptcy.

Due to the fact that the Registrant has had to cease operations, it currently have no incoming cash. Due to the Registrant's history of net losses ($5,297,973 for the fiscal year ended December 31, 1999, $576,724 for the fiscal year ended December 31, 2000, and $466,434 for the three months ended March 31, 2001), the Registrant has been severely limited in its ability to raise new financing. The substantial debt load (both through capital lease obligations and through trade accounts payable) prohibits the Registrant from borrowing the requisite funds, and the recent history, as well as the overall condition of the stock market and the negative impression of "dot.com" companies, severely inhibits the Registrant's ability to attract new investors. It is possible that our creditors could force the Registrant into an involuntary bankruptcy proceeding. In this case, the continued survival of the company cannot be assured.

Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

Limitations on Liability, and Indemnification, of Directors and Officers.

Although neither the articles of incorporation nor the bylaws of the Registrant provide for indemnification of officer or directors of the Registrant, the Delaware General Corporation Law provides for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

Potential Conflicts of Interest Involving Management.

Currently, the officers and directors of the Registrant devote 100% of their time to the business of the Registrant. However, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors to the Registrant, any proposed investments for its evaluation.

Acceptance and Effectiveness of Internet Electronic Commerce.

The Registrant's success in establishing an e-commerce business web site will be dependent on consumer acceptance of e-retailing and an increase in the use of the Internet for e-commerce. If the markets for e-commerce do not develop or develop more slowly than the Registrant expects, its e-commerce business may be harmed. If Internet usage does not grow, the Registrant may not be able to increase revenues from Internet advertising and sponsorships which also may harm both our retail and e-commerce business. Internet use by consumers is in an early stage of development, and market acceptance of the Internet as a medium for content, advertising and e-commerce is uncertain. A number of factors may inhibit the growth of Internet usage, including inadequate network infrastructure, security concerns, inconsistent quality of service, and limited availability of cost-effective, high-speed access. If these or any other factors cause use of the Internet to slow or decline, our results of operations could be adversely affected.

Competition in Internet Commerce.

Increased competition from e-commerce could result in reduced margins or loss of market share, any of which could harm both our retail and e-commerce businesses. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of the Registrant's present and potential competitors are likely to enjoy substantial competitive advantages, including larger numbers of users, more fully-developed e-commerce opportunities, larger technical, production and editorial staffs, and substantially greater financial, marketing, technical and other resources. If the Registrant does not compete effectively or if it experiences any pricing pressures, reduced margins or loss of market share resulting from increased competition, the Registrant's business could be adversely affected.

Unreliability of Internet Infrastructure.

If the Internet continues to experience increased numbers of users, frequency of use or increased bandwidth requirements, the Internet infrastructure may not be able to support these increased demands or perform reliably. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face additional outages and delays in the future. These outages and delays could reduce the level of Internet usage and traffic on the Registrant website. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity. If the Internet infrastructure is not adequately developed or maintained, use of the Registrant website may be reduced. Even if the Internet infrastructure is adequately developed, and maintained, the Registrant may incur substantial expenditures in order to adapt its services and products to changing Internet technologies. Such additional expenses could severely harm the Registrant's financial results.

Transactional Security Concerns.

A significant barrier to Internet e-commerce is the secure transmission of confidential information over public networks. Any breach in our security could cause interruptions in the operation of our website and have an adverse effect on the Registrant's business.

Governmental Regulation of the Internet.

There are currently few laws that specifically regulate communications or commerce on the Internet. Laws and regulations may be adopted in the future, however, that address issues including user privacy, pricing, taxation and the characteristics and quality of products and services sold over the Internet. An increase in regulation or the application of existing laws to the Internet could significantly increase our costs of operations and harm the Registrant's business.

Influence of Other External Factors on Prospects for Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

No Cumulative Voting

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

Absence of Cash Dividends

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

Limited Public Market for Registrant's Securities.

There has been only a limited public market for the shares of common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electronic commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general.
As a result of these factors, investors in the Registrant may not be able to liquidate an investment in the shares readily, or at all.

No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

There has been only a limited public market for the common
stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny
stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

Shares Eligible for Future Sale.

The approximate 6,000,000 shares of common stock which are currently held, directly or indirectly, by former management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

There were no sales of unregistered securities in the quarter ended March 31, 2001.

Use of Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

On April 28, 2001, the two directors of the Registrant, William Spears and J. Larry Hineline, appointed three additional directors to the board of directors. Thereafter, on the same day, these two directors resigned.

The three current directors and officers of the Registrant are: Gary Fox, President/Director; Richard Nuthmann,
Secretary/Chief Financial Officer/Director; and Gary Borglund, Director.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are ser forth in the Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Syconet.com, Inc.



Dated: June 26, 2001                            By: /s/ Gary Fox
                                                Gary Fox, President

                                    EXHIBIT INDEX

Number                          Exhibit Description

3.1  Certificate of Incorporation, dated June 26, 1997
    (incorporated by reference to Exhibit 3.1 of the Form
     10-SB filed on January 25, 2000).

3.2 Certificate of Amendment of the Certificate of Incorporation, dated March 11, 1998 (incorporated by reference to Exhibit 3.1a of the Form 10-SB filed on January 25, 2000).

3.3  Certificate of Amendment of Certificate of
     Incorporation, dated February 17, 1999 (incorporated by reference to Exhibit 3.1b of the Form 10-SB filed on January 25, 2000).

3.4  Certificate of Amendment of Certificate of
     Incorporation, dated June 21, 2000 (incorporated by reference to Exhibit 3.1c of the Form SB-2/A filed on June 27, 2000).

3.5 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on March 21, 2000).

4.2  1997 Incentive Compensation Program, as amended
    (incorporated by reference to Exhibit 10.1 of the Form
     SB-2 POS filed on August 28, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form SB-2/A filed on June 27, 2000).