Form 10QSB
period 2001-06-30
SYCONET COM INC
filed 2001-08-27
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2001
OR

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

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 Par Value

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X        No.

As of June 30, 2001, the Registrant had 35,558,848 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes    No    X.

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                               4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                               5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2.  PLAN OF OPERATION                                             9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          18

ITEM 5.  OTHER INFORMATION                                            18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

SIGNATURE                                                             18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               SYCONET.COM, INC.
                         CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                      ASSETS
                                                           June 30, 2001

Current Assets
Cash and cash equivalents                                  $     5,983
Accounts receivable, net of allowance for doubtful
accounts of $26,825                                              5,531
Due from officers                                                    -
Inventories                                                          -
Other current assets                                               769
Total current assets                                            12,283

Property and Equipment, at cost                                      -
Less accumulated depreciation                                        -
Total property and equipment                                         -

Total assets                                               $    12,283

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Current maturities of long-term debt                       $    44,041
Current maturities of capital lease obligations
Accounts payable and accrued expenses                          830,151
Stock subscriptions refund payable                              18,700
Total current liabilities                                      892,892

Long-Term Liabilities, capital lease obligations,
less current maturities                                              -

Total liabilities                                              892,892

Stockholders' Deficit
Preferred stock, authorized, 1,000,000 shares;
no shares outstanding                                                -
Common stock, $0.0001 par value, authorized
80,000,000 shares; issued and outstanding 35,558,848             3,556
Additional paid-in capital                                   6,765,322
Deferred compensation                                         (116,275)
Retained (Deficit)                                          (7,533,212)
Total stockholders' deficit                                   (880,609)

Total liabilities and stockholders' deficit                     12,283

             See Notes to Consolidated Financial Statements

                            SYCONET.COM, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                              6 Months Ended              3 Months Ended
                           June 30       June 30      June 30       June 30
                             2001         2000          2001         2000

Net sales                  $   25,834    $   477,832  $     444     $  241,026

Cost of goods sold             91,378        416,055          -        272,407

Gross profit (loss)           (65,544)        61,777        444        (31,381)

Operating expenses:
Selling, general and
administrative expenses       404,136      2,874,822     19,014      1,536,942
Restructuring charges
and other unusual items             -        422,986          -        422,986
Reversal of stock
compensation expense                -     (3,040,000)         -     (3,040,000)

Operating income (loss)      (469,680)      (196,031)   (18,570)     1,048,691

Nonoperating expense, net      38,071         14,469      1,607          7,020

Net income (loss) before
income taxes                 (507,751)      (210,500)   (20,177)     1,041,671

Provision for income taxes          -              -          -              -

Net income (loss)           $(507,751)     $(210,500)  $(20,177)    $1,041,671

Earnings (Loss) per common
share, basic and diluted       $(0.01)        $(0.02)    $(0.00)         $0.08

Weighted average shares
outstanding, basic
and diluted                34,147,321     12,865,651 35,558,848     13,535,250

               See Notes to Consolidated Financial Statements

                              SYCONET.COM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       June 30      June 30
                                                         2001         2000

Cash Flows From Operating Activities
Net loss                                               $(507,751)   $ (210,500)
Adjustments to reconcile net loss to
net cash (used in) operating activities:
Depreciation                                              38,528        54,447
Bad Debt recoveries                                       (6,616)            -
Amortization of deferred compensation
related to stock options                                       -       258,173
Restructuring charges and other unusual items                  -       422,986
Reversal of stock compensation                                 -    (3,040,000)
Impairment loss on property and equipment and
inventory                                                192,054             -
Loss on disposal of fixed assets                           3,486             -
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                37,050       (43,268)
(Increase) decrease in prepaid expenses                        -        (3,950)
(Increase) decrease in inventory                          91,328           (58)
(Increase) decrease in other current assets                4,387             -
(Increase) decrease in other assets                            -      (148,626)
Increase (decrease) in accounts payable
and accrued expenses                                      43,283       230,283
Increase in stock subscription refund payable                  -        18,700

Net cash (used in) operating activities                $(104,251)  $(2,461,813)

Cash Flows From Investing Activities
Purchase of property and equipment                             -      (380,330)

Net cash provided by (used in)
investing activities                                           -      (380,330)

Cash Flows From Financing Activities
Proceeds from issuance of stock                           51,502     1,751,790
Repayment of loans to officers                            40,000        65,000
Proceeds from other financing                                  -       500,000
Principal payments on long-term debt                           -        (5,856)

Net cash provided by financing activities                 91,502     2,310,934

Increase (decrease) in cash and cash equivalents         (12,749)     (531,209)

Cash and Cash Equivalents
Beginning                                                 18,732       587,559

Ending                                                     5,983        56,350

Supplemental Disclosures of Cash Flow
Information
Cash payments for interest                                 5,184          334

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Payment of long-term debt by issuance of stock                 -      500,000
Lon-term debt incurred for the
purchase of equipment                                          -      156,422
Reduction of capital lease obligations and
fixed assets for discontinuing
outstanding equipment leases                             151,083            -
Reduction of accounts payable and
accrued expenses, and fixed assets
for discontinuing outstanding equipment leases           115,882            -

               See Notes to Consolidated Financial Statements

                              SYCONET.COM, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information.

Syconet.com, Inc. (the "Company") has prepared its consolidated financial statements as of June 30, 2001 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB.

Loss per Share.

Per Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," basic earnings per share is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Dilution reduces EPS and results from the assumption that convertible securities were converted, that options or warrants were exercised, or that other shares were issued upon the satisfaction of certain conditions. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Weighted average shares outstanding were 34,147,321 and 12,865,651 at June 30, 2001 and 2000, respectively.

NOTE 2 -  PROPERTY AND EQUIPMENT

In accordance with Statement of Financial Accounting Standards No. 121 (FAS-121), Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

During 2001, the Company ceased its operations due to severe cash flow shortage; therefore, property and equipment is no longer of any benefit to the Company. Accordingly, an impairment loss of $192,054 from the write down of property and equipment was recorded and included in selling, general and administrative expenses on the consolidated statement of operations

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the company as a going concern. However, the Company has sustained substantial operating losses since inception and the Company has used substantial amounts of working capital in its operations. The resulting cash flow shortage has seriously damaged the Company's working relationships with its suppliers and has limited the Company's ability to obtain new product and the value of the inventory has been severely impaired. As a result, day-to-day operations have been terminated. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

In view of these matters, the Company needs to enter into a business partnership, merger, or acquisition in order to remain in business. The Company is actively engaged in pursuing such an arrangement; however, the Company cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an agreement. The Company cannot assure that the resulting business entity will be able to manage its substantial debt load and cannot make any representation about the type of business activities in which the new business entity will be primarily engaged.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.  PLAN OF OPERATION.

The following is a discussion of certain factors affecting the Registrant's results for the six months ended June 30, 2001 and the company's liquidity and capital resources. This discussion and analysis should be read along with the Registrant's consolidated financial statements and notes, contained elsewhere in this Form 10QSB.

Twelve-Month Plan of Operation.

The Registrant has been funded since its inception through private placements of its common stock. Because of the company's overextension into various markets during 2000 as well as the current nature of the stock market, the Registrant's stock price has fallen drastically and it is currently unable to maintain operations. Without a business partnership, merger, or acquisition, the Registrant can give no assurance that it will be able to remain in business. In addition, the Registrant can provide no assurance that such an arrangement is attainable.

As of June 30, 2001, all operations in relation to the distribution and direct marketing of Anime have been abandoned.
The Registrant is now seeking to eliminate the remaining liabilities, and continue in any viable business strategy.

(a)  Business Strategy.

At this time, the most valuable asset is the Registrant's status as a publicly traded company, and the company intend to focus its efforts on maintaining this status through continued legal and professional services. All other operational expenditures are suspended. The Registrant has laid off all personnel, has completely ceased shipment of product, and is trying only to remain current with the required SEC filings. As the consolidated financial statements reflect, the Registrant is carrying a large amount of debt, which may impair the company's ability to proceed in otherwise viable business arrangements.
The Registrant's first priority, therefore, must be to eliminate this debt primarily through negotiation. The Registrant is actively seeking a business partnership, merger, or acquisition as the only alternative to remain in business, and the company is seeking such an arrangement without regard to the nature of the new business. The effect of such a transaction to the shareholders cannot be predicted.

(b)  Financial Overview.

Results of Operations.

The gross loss incurred in the first six months of 2001 is due primarily to the write-down of the inventory to its net realizable value of $0. Due to a severe cash flow shortage, the Registrant has not been able to purchase any new product in the past approximately nine months, thereby greatly reducing the value of the older merchandise held. Without an inflow of new product, the turnover of older product becomes practically negligible. In addition, the Registrant has decided to cease day-to-day operations in an effort to conserve costs and focus on maintaining public status.

Net sales have decreased from $477,832 in the first six months of 2000 to $25,834 in the first six months of 2001 due to our cessation of operations. The Registrant expects that sales for the remainder fiscal year ending December 31, 2001 will be immaterial.

Selling, general and administrative expenses have decreased from $2,874,822 in the first six months of 2000 to $404,136 in the first six months of 2001 also due to the cessation of operations. These expenses incurred in the first six months of 2001 consist mainly of depreciation expense, late fees incurred on outstanding liabilities, and professional and consulting services required to maintain public status. In addition, an impairment of fixed assets in the amount of $192,054 has been recorded in the first six months of 2001, also due to the cessation of operations. The Registrant is no longer able to realize any benefit from our property and equipment, and have therefore written it down to its net realizable value of $0.

Income Taxes.

The Registrant has made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. The Registrant cannot provide any assurance as to when profits will materialize, if at all. Therefore, the Registrant cannot predict when we can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the ability to realize the related tax benefit, the Registrant has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards.

Liquidity and Capital Resources.

As of June 30, 2001, the cash position consisted of $5,983 in cash compared to $18,732 in cash as of December 31, 2000. However, substantially all remaining operating capital will be used in the 3rd quarter of 2001 to maintain the Registrant's public status.

In the first six months of 2000, the Registrant was experiencing substantial growth in both operations and personnel, requiring the purchase of property and equipment. In the first six months of 2001, we have experienced the reverse, and have liquidated our fixed assets to reduce our debt.

The Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Rule 506 of Regulation D. During 2000, net cash provided by financing in the first six months was $2,310,934, provided primarily by a private placement in January of 2000. The $51,502 financing from sale of stock in the first six months of 2001 was primarily the result of an inflow of capital from certain members of the Board of Directors to allow the company to maintain its public status. In addition, some stock was used to settle outstanding liabilities. The Registrant expects this process to continue throughout fiscal year ending December 31, 2001.

Day-to-day operations have been abandoned due to lack of funding. The Registrant is actively seeking any business arrangement that will allow it to remain in operation; however, there can be no assurance that such an arrangement will materialize or that investors will not be negatively impacted by such an arrangement.

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

Due to Negligible Cash Flow, Lack of Funding, and Substantial debts, the Registrant May Be Forced into Bankruptcy.

Due to the fact that the Registrant has had to cease operations, it currently has no incoming cash. Due to the Registrant's history of net losses ($5,297,973 for the fiscal year ended December 31, 1999, $576,724 for the fiscal year ended December 31, 2000, and $507,751 for the six months ended June 30,
2001), the Registrant has been severely limited in its ability to raise new financing. The substantial debt load (both through capital lease obligations and through trade accounts payable) prohibits the Registrant from borrowing the requisite funds, and the recent history, as well as the overall condition of the stock market and the negative impression of "dot.com" companies, severely inhibits the Registrant's ability to attract new investors. It is possible that our creditors could force the Registrant into an involuntary bankruptcy proceeding. In this case, the continued survival of the company cannot be assured.

Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. In addition, management has no experience is managing companies in the same business as the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

There were no sales of unregistered securities in the quarter ended June 30, 2001.

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

Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Syconet.com, Inc.



Dated: August 24, 2001                          By: /s/ Gary Fox
                                                Gary Fox, President

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

3.5 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on March 21, 2000).

4.2     1997 Incentive Compensation Program, as amended
       (incorporated by reference to Exhibit 10.1 of the Form
        SB-2 POS filed on August 28, 2000).

4.3     Common Stock Purchase Warrant issued to Alliance
        Equities, Inc., dated May 21, 2000 (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on June
        2, 2000).

4.4 Form of Redeemable Common Stock Purchase Warrant to be issued to investors in the private placement offering, dated January 27, 2000 (incorporated by reference to Exhibit 4.2 to the Form SB-2/A filed on June 27, 2000).

4.5     Redeemable Common Stock Purchase Warrant issued to
        Diversified Leasing Inc., dated May 1, 2000
       (incorporated by reference to Exhibit 4.3 of the Form
        SB-2/A filed on June 27, 2000).

4.6 Redeemable Common Stock Purchase Warrant issued to John P. Kelly, dated August 14, 2000
       (incorporated by reference to Exhibit 4.4 of the Form
        SB-2 POS filed on August 28, 2000).

4.7     Redeemable Common Stock Purchase Warrant for
        Frank N. Jenkins, dated August 14, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2 POS filed on August 28, 2000).

4.7     Redeemable Common Stock Purchase Warrant for
        Ronald Jenkins, dated August 14, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2 POS filed on August 28, 2000).

10.1    Funding Agreement between the Registrant and
        Alliance Equities, Inc., dated
        December 16, 1999 (incorporated by reference to Exhibit
        10.1 of the Form 10-SB filed on January 25, 2000).

10.2 Addendum to the between the Registrant and Alliance Equities, Inc., dated August 4, 2000
       (incorporated by reference to Exhibit 10.6 of the Form
        SB-2 POS filed on August 28, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form SB-2/A filed on June 27, 2000).