Form 10QSB
period 2001-09-30
SYCONET COM INC
filed 2001-11-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                             COMMISSION FILE NUMBER: 0-29113

                                    SYCONET.COM, INC.
               (Exact name of registrant as specified in its charter)

             Delaware                                          54-1838089
(State or jurisdiction of incorporation                      (I.R.S. Employer
           or organization)                                Identification No.)

       5020 Campus Drive, Newport Beach, California                 92660
         (Address of principal executive offices)                 (Zip Code)

               Registrant's telephone number:  (949) 474-2059

      Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common
                         Stock, $0.0001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X        No    .

     As of September 30, 2001, the Registrant had 35,558,848 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                            3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE AND THREE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                     4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                     5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

     ITEM 2.  PLAN OF OPERATION                                            10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            15

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

     ITEM 5.  OTHER INFORMATION                                            16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURE                                                                  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              SYCONET.COM, INC.
                         CONSOLIDATED BALANCE SHEET
                            September 30, 2001
                                (Unaudited)

                                   ASSETS

Current Assets
 Cash and cash equivalents                                          $   3,059
 Accounts receivable, net of allowance for
  doubtful accounts of $32,356                                              -
 Due from officers                                                          -
 Inventories                                                                -
 Other current assets                                                       -
   Total current assets                                                 3,059

Poperty and Equipment, at cost                                              -
 Less accumulated depreciation                                              -
  Total property and equipment                                              -

   Total assets                                                         3,059

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Current maturities of long-term debt                                  44,041
 Current maturities of capital lease obligations                            -
 Accounts payable and accrued expenses                                832,415
 Stock subscriptions refund payable                                    18,700
   Total current liabilities                                          895,156

Long-Term Liabilities
 Capital lease obligations, less current maturities                         -

   Total liabilities                                                  895,156

Stockholders' Deficit
 Preferred stock, authorized, 1,000,000 shares; no shares
   outstanding                                                              -
 Common stock, $0.0001 par value, authorized 80,000,000 shares;
   issued and outstanding 35,558,848                                    3,556
 Additional paid-in capital                                         6,765,322
 Deferred compensation                                               (116,275)
 Retained (Deficit)                                                (7,544,700)
   Total stockholders' deficit                                       (892,097)

    Total liabilities and stockholders' deficit                         3,059

               See Notes to Consolidated Financial Statements

                             SYCONET.COM, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                       Nine Months Ended                       Three Months Ended
                                   September 30    September 30             September 30    September 30
                                      2001           2000                      2001           2000
Net sales                          $     25,446    $    580,606             $      (388)    $   102,774

Cost of goods sold                       91,378         476,304                       -          60,249

 Gross profit (loss)                    (65,932)        104,302                    (388)         42,525

Operating expenses:
 Selling, general and
 administrative expenses                407,864      3,357,057                    3,727         482,235
 Restructuring charges and
 other unusual items                          -        422,986                        -               -
 Reversal of stock
 compensation expense                         -     (3,040,000)                       -               -

  Operating (loss)                     (473,796)      (635,741)                  (4,115)       (439,710)

Nonoperating expense, net                45,443         17,025                    7,373           2,556

Net loss before income taxes           (519,239)      (652,766)                 (11,488)       (442,266)

Provision for income taxes                    -              -                        -               -

  Net loss                            $(519,239)    $ (652,766)              $  (11,488)    $  (442,266)

loss per common share, basic
and diluted                              $(0.01)        $(0.05)                  $(0.00)         $(0.03)

Weighted average shares
outstanding, basic
and diluted                          34,628,170     14,294,967               35,558,848      17,122,526

                  See Notes to Consolidated Financial Statements

                                  SYCONET.COM, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                        Nine Months Ended
                                                 September 30    September 30
                                                    2001            2000

Cash Flows From Operating Activities
 Net loss                                        $ (519,239)     $   (652,766)
 Adjustments to reconcile net loss to
  net cash (used in) operating activities:
  Depreciation                                       44,059            63,429
  Bad Debt recoveries                                (6,616)                -
  Amortization of deferred compensation
   related to stock options                               -           382,290
  Restructuring charges and other unusual items           -           422,986
  Reversal of stock compensation                          -        (3,040,000)
  Impairment loss on property and equipment         192,054                 -
  Loss on disposal of fixed assets                    3,486                 -
  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable        37,050            41,161
   (Increase) decrease in prepaid expenses                -             4,324
   (Increase) decrease in inventory                  91,328           189,949
   (Increase) decrease in other current assets        5,156                 -
   (Increase) decrease in other assets                    -             2,542
   Increase (decrease) in accounts payable
    and accrued expenses                             45,547          (209,391)
   Increase (decrease) in other assets                    -            (3,800)
     Net cash (used in) operating activities     $ (107,175)     $ (2,799,276)

Cash Flows From Investing Activities
 Purchase of property and equipment                       -          (380,330)
 Net cash provided by (used in) investing
  Activities                                              -          (380,330)

Cash Flows From Financing Activities
 Proceeds from issuance of stock                     51,502         1,751,790
 Repayment of loans to officers                      40,000            65,000
 Proceeds from other financing                            -           875,000
 Principal payments on long-term debt                     -            (1,000)
   Net cash provided by financing activities         91,502         2,690,790

Decrease in cash and cash equivalents               (15,673)         (488,816)

Cash and Cash Equivalents
 Beginning of period                                 18,732           587,559

 Ending of period                                     3,059            98,743

Supplemental Disclosures of Cash Flow
Information
 Cash payments for interest                           5,184            30,965

Supplemental Schedule of Non-Cash Investing
and Financing Activities
 Payment of long-term debt by issuance
of stock                                                 -            897,500
 Lon-term debt incurred for the purchase
  of equipment                                           -            156,422
 Reduction of capital lease obligations
  and fixed assets for equipment leases
   termination                                     151,083                  -
 Reduction of accounts payable and
  accrued expenses, and fixed assets
   for equipment leases termination                102,599                  -

                 See Notes to Consolidated Financial Statements

                              SYCONET.COM, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information.

Syconet.com, Inc. (the "Company") has prepared its consolidated condensed financial statements as of September 30, 2001 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB.

Loss per Share.

Per Financial Accounting Standards Board ("FASB") Statement No. 128, "Earnings Per Share," basic earnings per share is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed in a manner similar to basic EPS, except for certain adjustments to the numerator and the denominator. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Dilution reduces EPS and results from the assumption that convertible securities were converted, that options or warrants were exercised, or that other shares were issued upon the satisfaction of certain conditions. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Weighted average shares outstanding were 34,628,170 and 14,294,967 at September 30, 2001 and 2000, respectively.

NOTE 2 -  PROPERTY AND EQUIPMENT

In accordance with Statement of Financial Accounting Standards
("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

During 2001, the Company ceased its operations due to severe cash flow shortage; therefore, property and equipment is no longer of any benefit to the Company. Accordingly, an impairment loss of $192,054 from the write down of property and equipment was recorded and included in selling, general and administrative expenses on the consolidated statement of operations.

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

NOTE 5 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001 for any intangibles acquired in a business combination initiated after June 30, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability
is accreted to its present value.   Upon settlement of the liability,
the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

ITEM 2.  PLAN OF OPERATION.

     The following is a discussion of certain factors affecting the Registrant's results for the nine months ended September 30, 2001 and the Registrant's liquidity and capital resources. This discussion and analysis should be read along with the Registrant's consolidated financial statements and notes, contained elsewhere in this Form 10QSB.

Twelve-Month Plan of Operation.

     The Registrant has been funded since its inception through private placements of its common stock. Because of the Registrant's overextension into various markets during 2000 as well as the current nature of the stock market, the Registrant's stock price has fallen drastically and it is currently unable to maintain operations.
Without a business partnership, merger, or acquisition, the Registrant can give no assurance that it will be able to remain in business. In addition, the Registrant can provide no assurance that such an arrangement is attainable.

     As of September 30, 2001, all operations in relation to the distribution and direct marketing of Anime have been abandoned. The Registrant is now seeking to eliminate the remaining liabilities, and continue in any viable business strategy.

(a)  Business Strategy.

     At this time, the most valuable asset is the Registrant's status as a publicly traded Registrant, and the Registrant intend to focus its efforts on maintaining this status through continued legal and professional services. All other operational expenditures are suspended. The Registrant has laid off all personnel, has completely ceased shipment of product, and is trying only to remain current with the required SEC filings. As the consolidated financial statements reflect, the Registrant is carrying a large amount of debt, which may impair the Registrant's ability to proceed in otherwise viable business arrangements. The Registrant's first priority, therefore, must be to eliminate this debt primarily through negotiation. The Registrant is actively seeking a business partnership, merger, or acquisition as the only alternative to remain in business, and the Registrant is seeking such an arrangement without regard to the nature of the new business. The effect of such a transaction to the shareholders cannot be predicted.

(b)  Financial Overview.

Results of Operations.

     The gross loss incurred in the first nine months of 2001 is due primarily to the write-down of the inventory to its net realizable value of $0. Due to a severe cash flow shortage, the Registrant has not been able to purchase any new product in the past approximately nine months, thereby greatly reducing the value of the older merchandise held. Without an inflow of new product, the turnover of older product becomes practically negligible. In addition, the Registrant has decided to cease day-to-day operations in an effort to conserve costs and focus on maintaining public status.

     Net sales have decreased from $580,666 in the first nine months of 2000 to $25,446 in the first nine months of 2001 due to our cessation of operations. The Registrant expects that sales for the remainder fiscal year ending December 31, 2001 will be immaterial.

     Selling, general and administrative expenses have decreased from $3,357,057 in the first nine months of 2000 to $407,864 in the first nine months of 2001 also due to the cessation of operations. These expenses incurred in the first nine months of 2001 consist mainly of depreciation expense, late fees incurred on outstanding liabilities, and professional and consulting services required to maintain public status. In addition, an impairment of fixed assets in the amount of $192,054 has been recorded in the first nine months of 2001, also due to the cessation of operations. The Registrant is no longer able to realize any benefit from our property and equipment, and have therefore written it down to its net realizable value of $0.

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

Liquidity and Capital Resources.

     As of September 30, 2001, the cash position consisted of $3,059 in cash compared to $18,732 in cash as of December 31, 2000. However, substantially all remaining operating capital will be used in the 4th quarter of 2001 to maintain the Registrant's public status.

     In the first nine months of 2000, the Registrant was experiencing substantial growth in both operations and personnel, requiring the purchase of property and equipment. In the first nine months of 2001, the Registrant has experienced the reverse, and have liquidated its fixed assets to reduce its debt.

     The Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Rule 506 of Regulation D. During fiscal 2000, net cash provided by financing in the first nine months was $2,690,790, provided primarily by a private placement in January of 2000. The $51,502 financing from sale of stock in the first nine months of fiscal 2001 was primarily the result of an inflow of capital from certain members of the Board of Directors to allow the Registrant to maintain its public status.
In addition, some stock was used to settle outstanding liabilities. The Registrant expects this process to continue throughout fiscal year ending December 31, 2001.

     Day-to-day operations have been abandoned due to lack of funding. The Registrant is actively seeking any business arrangement that will allow it to remain in operation; however, there can be no assurance that such an arrangement will materialize or that investors will not be negatively impacted by such an arrangement.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Company to Survive.

     The Company has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

     The Company incurred a net loss of $5,297,973 for the fiscal year ended December 31, 1999, $576,724 for the fiscal year ended December 31, 2000, and $519,239 for the nine months ended September 30, 2001. The Company's current liabilities exceed its current assets by $892,097 as of September 30, 2001. At September 30, 2001, the Company had an accumulated deficit of $7,544,700. This raises substantial doubt about the Company's ability to continue as a going concern.

(b) Due to Negligible Cash Flow, Lack of Funding, and Substantial debts, the Registrant May Be Forced into Bankruptcy.

     Due to the fact that the Registrant has had to cease operations, it currently has no incoming cash. Due to the Registrant's history of net losses, the Registrant has been severely limited in its ability to raise new financing. The substantial debt load (both through capital lease obligations and through trade accounts payable) prohibits the Registrant from borrowing the requisite funds, and the recent history, as well as the overall condition of the stock market and the negative impression of "dot.com" companies, severely inhibits the Registrant's ability to attract new investors. It is possible that our creditors could force the Registrant into an involuntary bankruptcy proceeding.
In this case, the continued survival of the Registrant cannot be assured.

(c)  Need for Additional Financing May Affect Operations and Plan of Business.

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

(d)  Success of Registrant Dependent on Management.

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

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Company.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

     In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Company, any proposed investments for its evaluation.

(f) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

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

(g)  Absence of Cash Dividends May Affect Investment Value of
Company's Stock.

     The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(h) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Company.

     Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(i) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Company's Stock.

     There has been only a limited public market for the common stock of the Company. The common stock of the Company is quoted on the Pink Sheets LLC; the Company intends to apply for relisting on the Over the Counter Bulletin Board when it has acquired an operating business. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(j) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 15,600,000 shares of common stock which are currently held, directly or indirectly, by an affiliate and former management of the Company have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward-Looking Statements.

     The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

     There were no sales of unregistered securities of the Company in the quarter ended September 30, 2001.

Use of Proceeds.

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are setforth in the Exhibit Index.

Reports on Form 8-K.

     The following report on Form 8-K was filed during the third quarter of the fiscal year covered by this Form 10-QSB:

     On August 21, 2001, a Form 8-K was filed to reflect the dismissal of Yount, Hyde & Barbour, P.C. as certifying accountants for the Company and the retention on that date of Stonefield Josephson, Inc. as the new certifying accountants for the Company. On August 24, 2001, this Form 8-K was amended to add the response of Yount, Hyde & Barbour, P.C. regarding its agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Syconet.com, Inc.



Dated: November 12, 2001                          By: /s/ Gary Fox
                                                  Gary Fox, President

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