Form 10KSB
period 2001-12-31
SYCONET COM INC
filed 2002-04-23
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-29113

                                   SYCONET.COM, INC.
                 (Exact name of registrant as specified in its charter)

            Nevada                                           54-1838089
(State or jurisdiction of incorporation                   (I.R.S. Employer
         or organization)                                  Identification No.)

          5020 Campus Drive, Newport Beach, California           92660
          (Address of principal executive offices)             (Zip Code)

                 Registrant's telephone number:  (949) 474-2059

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The Registrant had revenues of $25,446 for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 2002: $46,718. As of March 1, 2002, the Registrant had 46,718,848 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                  TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                 4

     ITEM 3.  LEGAL PROCEEDINGS                                          4

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS          4

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                          5

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             6

     ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               8

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                   8

PART III

     ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        8

     ITEM 10.  EXECUTIVE COMPENSATION                                   10

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    11

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           12

     ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
               FINANCIAL STATEMENTS                                     13

SIGNATURES                                                              14

                                      PART I.

ITEM 1.  BUSINESS.

Business Development.

     Syconet.com, Inc. ("Registrant") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Registrant. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc.

Business of the Registrant.

     The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

     The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

     Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the Registrant, regardless of the completion of any transaction, will be profitable.

     If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates, based on currently proposed assumptions relating to its operations (including with respect to costs and expenditures and projected cash flow from operations), that it must seek financing to continue its operations (an amount which needs to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management. In the event that the Registrant's plans change or its assumptions change (due to unanticipated expenses, technical difficulties, or otherwise), the Registrant would be required to seek additional financing sooner than currently anticipated or may be required to significantly curtail or cease its operations.

     Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

ITEM 2.  PROPERTIES.

     The Registrant is provided office space without cost by a shareholder of the company. It currently does not own any equipment or other assets.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following by written consent of the Directors on December 3, 2001: (a) approve an Agreement and Plan of Merger by and between Syconet.com, Inc. (Delaware) and the newly incorporated Syconet.com., Inc. (Nevada) (with a common stock par value of $0.001); and (b) amend the Articles of Incorporation of the new Nevada company to increase the authorized shares of that company to 500,000,000. The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant for such actions. The filing of Articles of Merger, which has the effect of redomiciling the Company to Nevada, and the filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, were both filed on April 12, 2002 (a date which is more than twenty days after the filing of this Definitive Information Statement (Amendment No. 1) with the Securities and Exchange Commission on March 5, 2002).

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "SYCD". The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                                 High      Low

Quarter Ended December 31, 2001                  0.03      0.01
Quarter Ended September 30, 2001                 0.04      0.01
Quarter Ended June 30, 2001                      0.07      0.02
Quarter Ended March 31, 2001                     0.17      0.03

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  0.28      0.04
Quarter Ended September 30, 2000                 0.94      0.28
Quarter Ended June 30, 2000                      3.62      1.87
Quarter Ended March 31, 2000                     3.00      2.25

Holders of Common Equity.

     As of March 31, 2002, there were 127 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it became a corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2001.

     (a) On February 1, 2001 and March 30, 2001, the Registrant sold a total of 3,825,000 shares of common stock to three sophisticated investors, two of which were the then current directors of the Registrant, for a total consideration of $51,502 ($0.01346 per share).


     (b) On September 17, 2001, the Registrant issued 10,000,000 shares of common stock to Four Way Associates, Inc. as reimbursement for expenses of the company paid by Four Way in the amount of $20,000 ($0.002 per share). This offering was made under Rule 506 of Regulation D by the fact that:

     the sale was made to a sophisticated investor, as defined in Rule 502;

     the Registrant gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Financial Overview

     A comparison between years 2001 and 2000 would be meaningless because operations have been discontinued, see Note 1 to the financial statements, "Discontinued Operations."

     Since inception through December 31, 2001, the Registrant has incurred losses resulting in an accumulated deficit at December 31, 2001 of approximately $7.7 million. Currently, the Company's president and CEO, Gary Borglund, is seeking out new business opportunities and will need to renegotiate with our creditors whose outstanding balances at December 31, 2001 are approximately $912,000.

Results of Operations

     Because of the discontinued operations, no comparison between 2001 and 2000 is presented here.

Liquidity and Capital Resources

     As of December 31, 2001 and 2000, the Registrant's cash position consisted of $0 and $18,732 in cash respectively.

     Prior to 2001, the Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During 2001, net cash provided by financing included $51,502 as compared to $2,910,683 provided by financing during 2000.

     The Registrant has made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. The Registrant cannot provide an assurance as to when profits will materialize, if at all. Therefore, the Registrant cannot predict when it can use the net operating loss carryforwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the Registrant's ability to realize the related tax benefit, it has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards.

     Net cash used in operations was $70,234 during 2001, compared to $2,968,902 during 2000.

     Net cash used in investing activities was $0 and $510,608 for years 2001 and 2000, respectively.

     Because of the Registrant's recurring losses, $0 assets and approximately $912,000 in liabilities and stockholders' deficit, its independent accountants have expressed substantial doubt as to the Registrant's ability to continue as a going concern.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

                                 PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

     The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     On April 28, 2001, the two directors of the Registrant, William Spears and J. Larry Hineline, appointed three additional directors to the board of directors: Gary Fox, Richard Nuthmann, and Gary Borglund. Thereafter, on the same day, these two directors resigned. Mr. Fox resigned as a director on January 21, 2002.

(a)  Gary Borglund, President/Director

     Mr. Borglund, age 53, has professional experience which includes ten years spent in new ventures and as a principle and executive, as well as ten years as a consultant. For the last three years, Mr. Borglund has worked exclusively with early stage high tech and Internet companies. Most recently, he was as a Board member of Global Games Corp., a position he assumed in August 1997. Mr. Borglund was elected president, chairman of the board, and CEO of this firm in June 1998. In this position, he has dealt with issues regarding funding and restructuring of debt. Mr. Borglund has remained in those capacities with regard to Global Games to date. He also, since February 2001, has served as a director and an officer of JustWebit.com, Inc., a company that provides products and services designed to help businesses create an online presence, and since September 2001, as a director of W-J International, Ltd., a company currently seeking business opportunities.

     Mr. Borglund was Vice President of Marketing for Greenhaven
Marketing from 1991 to 1996 and a Director of Red Oak Management from 1996 to 2000. Mr. Borglund has attended the University of Minnesota.

(b)  Richard Nuthmann, Secretary/Chief Financial Officer/Director.

     Richard Nuthmann, 71, is one of the founders of Delphi Communications, Inc., a radio station in the Inland Empire of Southern California; he has been on the board of directors of this company since 1995. Mr. Nuthmann is also secretary of United Equities Corporation (1998) and secretary of Venture Media Communications, Inc.
(1999). Additionally, for in excess of the past five years he has provided management-consulting services for private companies in the way of financial record keeping. Mr. Nuthmann attended the University of Connecticut where he obtained a Bachelor Science in Business Administration.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2001, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports were not timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2001 and prior.




                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

Sy R. Picon    2000    $153,752    -      -                 -              -             -         -
former CEO     1999    $103,955    -      -                 -         4,600,000          -         -
(1)

William Spears 2001        -       -      -                 -              -             -         -
former CEO     2000   $175,308     -      -                 -           500,000          -         -
(2)
2001
2000

Gary Fox      2001       -         -      -                 -              -             -         -
former
President
(3)


(1)  Mr. Picon resigned as CEO in June 2000.

(2)  Mr. Spears was appointed CEO in June 2000 and resigned on April 28, 2001.

(3) Mr. Fox was appointed President on April 28, 2001 and resigned on January 21, 2002.

     Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

Employment Contract.

     The Registrant has not entered into any written employment agreement with its former or current directors or officers.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2001 provided for or contributed to by the Registrant.

     (b)  On July 1, 2002, the Registrant adopted a Non-Employee
Directors and Consultants Retainer Stock Plan; 5,550,000 shares were issued under this plan after December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 1, 2002 (46,718,848 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.


Title of         Name and Address                  Amount and       Percent of
Class            of Beneficial Owner(1)            Nature of          Class
                                                   Beneficial
                                                   Owner (2)

Common Stock     Richard Epstein                   10,502,654 (3)     22.48%
                 12147 N.W. 9th Drive
                 Coral Springs, Florida 88071

Common Stock     Four Way Associates, Inc.         10,000,000 (4)     21.40%
                 P.O. Box N4805
                 Nassau, Bahamas

Common Stock     Gary Borglund                      1,500,000          3.21%
                 5020 Campus Drive
                 Newport Beach,California  92660

Common Stock     Richard A. Nuthmann                  300,000 (5)      0.64%
                 5020 Campus Drive
                 Newport Beach,California  92660

Common Stock     Shares of all directors and       1,800,000           3.85%

                 executive officers as a group (2
                 persons)

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

(3) All, except for 750,000, of these shares are held in the name of Alliance Equities, Inc., which is controlled by Mr. Epstein.

(4) Gary Fox is the president of this firm; the Registrant is not aware as to who are the other principals of this firm.

(5) Corrects the disclosure of Mr. Nuthmann's holdings as set forth in the amended Schedule 14C filing of the Registrant on March 5, 2002.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since the beginning of the Registrant's last fiscal year, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

     (a) On February 1, 2001 and March 30, 2001, the Registrant sold a total of 3,825,000 shares of common stock to three sophisticated investors, two of which were the then current directors of the Registrant (Messrs. Spears and Hineline), for a total consideration of $51,502.

     (b) On July 11, 2001, the Registrant entered into a consulting services agreement with Richard Nuthmann (see Exhibit 4.10 to this Form 10-KSB). Under this agreement, Mr. Nuthmann is to provide services in connection with assisting in due diligence and evaluation of acquisition candidates for the Registrant. Mr. Nuthmann was paid a total of 300,000 shares of free trading common stock of the Registrant, registered under a Form S-8, in February 2002.

     (c) On July 11, 2001, the Registrant entered into a consulting services agreement with Gary Borglund (see Exhibit 4.11 to this Form 10-KSB). Under this agreement, Mr. Borglund is to provide services in connection with general business consulting. Mr. Borglund was paid a total of 1,500,000 shares of free trading common stock of the Registrant, registered under a Form S-8, in February 2002.

     (d) On July 11, 2001, the Registrant entered into a consulting services agreement with Richard Epstein (see Exhibit 4.12 to this Form 10-KSB). Under this agreement, Mr. Epstein is to provide services in connection with general business consulting. Mr. Epstein was paid a total of 750,000 shares of free trading common stock of the Registrant, registered under a Form S-8, in February 2002.

     (e) On September 17, 2001, the Registrant issued 10,000,000 shares of restricted common stock to Four Way Associates, Inc. as reimbursement for expenses of the company paid by Four Way in the amount of $20,000. There is no written documentation on this transaction.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.

                                                                        Page

Independent Auditor's Report                                              15

Balance Sheets as of
December 31, 2001 and December 31, 2000                                   16

Statements of Operations for the years ended
December 31, 2001 and December 31, 2000                                   17

Statements of Changes in Stockholders' Equity (Deficit)
for the years ended December 31, 2001 and December 31, 2000               18

Statements of Cash Flows for the years ended
December 31, 2001 and December 31, 2000                                   19

Notes to Financial Statements                                             20

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Syconet.com, Inc.


Dated: April 22, 2002                        By: /s/ Gary Borglund
                                             Gary Borglund, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                              Date

/s/  Gary Borglund           President/Director                April 22, 2002
Gary Borglund

/s/  Richard Nuthmann        Secretary/Chief Financial         April 22, 2002
Richard Nuthmann             Officer (principal financial
                             and accounting
                             officer)/Director

                             INDEPENDENT AUDITOR'S REPORT


Board of Directors
Syconet.com, Inc.
Newport Beach, CA


We have audited the accompanying balance sheet of Syconet.com, Inc., a Delaware corporation, as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2000, were audited by other auditors, whose report dated April 5, 2001, expressed an unqualified opinion on those statements

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has no assets, substantial debt, and an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Smith & Company
Smith & Company,
Certified Public Accountants
Salt Lake City, Utah
April 20, 2002

                                  SYCONET.COM, INC.
                                    BALANCE SHEETS

                                        ASSETS
                                                           December 31
                                                        2001         2000

Current Assets
 Cash and cash equivalents                              $      -    $   18,732
 Accounts receivable, net of allowance for
  doubtful accounts of $0 and $41,746 at
   December 31, 2001 and 2000, respectively                    -        35,965
 Due from officers                                             -        40,000
 Inventories                                                   -        91,328
 Other current assets                                          -         5,156
  Total current assets                                         -       191,181
Property and Equipment, at cost                                -       663,111
 Less accumulated depreciation                                 -      (132,078)
  Total property and equipment                                 -       531,033
   Total assets                                                -       722,214

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Current maturities of long-term debt                   $  44,041   $   44,041
 Current maturities of capital lease obligations                -      109,017
 Accounts payable and accrued expenses                    848,781      932,750
 Stock subscriptions refund payable                        18,700       18,700
  Total current liabilities                               911,522    1,104,508
Long-Term Liabilities
 Capital lease obligations, less current maturities             -       42,066
  Total liabilities                                       911,522    1,146,574

Stockholders' Deficit
 Preferred stock, authorized 500,000 shares;
   no shares outstanding                                        -            -
 Common stock, $0.0001 par value, authorized
   85,000,000 shares in 2001 and 2000; issued
   and outstanding 41,168,848 and 31,733,848
   shares in 2001 and 2000                                 4,117         3,173
Additional paid-in capital                             6,756,761     6,714,203
Deferred compensation                                          -      (116,275)
Accumulated deficit                                   (7,672,400)   (7,025,461)
Total stockholders' deficit                             (911,522)     (424,360)
  Total liabilities and stockholders' deficit                  -       722,214

                        See Notes to Financial Statements

                                 SYCONET.COM, INC.
                              STATEMENTS OF OPERATIONS

                                                             December 31
                                                          2001          2000

Net sales                                               $   25,446   $  13,972
Cost of goods old                                           91,328     561,025
Gross profit (loss)                                        (65,882)    152,947

Operating expenses:
 Selling, general and administrative expenses              124,817   3,328,214
 Amortization of deferred compensation related
  to stock options                                         116,275     196,854
 Reversal of stock compensation expense                          -  (3,040,000)
 Restructuring and other non-recurring charges             335,891     221,148

  Operating (loss)                                        (642,865)   (553,269)

Non operating expenses, net                                 (4,074)    (23,455)

   Net (loss)                                             (646,939)   (576,724)

Loss per common share, basic and diluted                     (0.02)      (0.03)

Weighted average shares outstanding                     34,397,875  16,796,363

                             See Notes to Financial Statements

                                    SYCONET.COM, INC.
            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    Additional
                                                Common Stock         Paid In
                                                                      Capital

Balance, December 31, 1999                      $        1,180     $ 7,245,967

 Issuance of 19,658,419 shares of common stock           1,965       2,774,085
 Exercise of 280,000 common stock options                   28         142,922
 Deferred compensation related to common
  stock options                                              -          48,320
 Amortization of deferred compensation related
  to common stock options forfeited                          -        (457,091)
 Cancellation of stock options                               -      (3,040,000)

Balance, December 31, 2000                               3,173       6,714,203

 Issuance of 3,825,000 shares of stock for cash            383          51,119
 Return of 5,000,000 shares of stock                      (500)       (39,500)
 Issuance of 10,610,000 shares of stock
  for compensation                                       1,061         30,939

Balance, December 31, 2001                      $        4,117     $6,756,761

                          See Notes to Financial Statements

                                  SYCONET.COM, INC.
                              STATEMENTS OF CASH FLOWS

                                                           December 31
                                                        2001          2000

Cash Flows From Operating Activities
 Net (loss)                                          $  (646,939)   $ (576,724)
 Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
  Depreciation                                            44,059       133,634
 Amortization of deferred compensation
  related to stock options                               116,275       196,854
 Loss on disposal of property and equipment              335,891       114,598
 Reversal of stock compensation                                -    (3,040,000)
 Common shares issued as compensation                     32,000             -
Changes in assets and liabilities:
 Accounts receivable                                      35,965        27,268
 Prepaid expenses                                              -         4,324
 Inventory                                                91,328       260,848
 Other current assets                                          -        (3,226)
 Other assets                                              5,156         5,000
 Accounts payable and accrued expenses                   (83,969)      (87,678)
 Stock subscription refund payable                             -        (3,800)
 Net cash (used in) operating activities                 (70,234)   (2,968,902)

Cash Flows From Investing Activities,
 purchase of property and equipment                            -      (510,608)

Cash Flows From Financing Activities
 Proceeds from issuance of stock                          51,502     2,919,000
 Short-term loans to officers                                  -        25,000
 Principal payments on capital leases                          -       (45,384)
 Proceeds from long-term borrowing                             -        29,061
 Principal payments on long-term debt                          -       (16,994)
   Net cash provided by financing activities              51,502     2,910,683

Increase (decrease) in cash and cash equivalents         (18,732)     (568,827)
Cash and Cash Equivalents
 Beginning                                                18,732       587,559
 Ending                                                        0        18,732
Supplemental Disclosures of Cash Flow Information,
 cash payments for interest                                    0        30,645
Supplemental Disclosures of Noncash Investing
 and Financing Activities,
  Property and equipment acquired through capital leases       0       196,467
   5,000,000 shares of common stock to satisfy amount
  due from officer                                        40,000             0

                       See Notes to Financial Statements

                              SYCONET.COM, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Syconet.com, Inc. (the "Corporation") was a distributor of Japanese Anime to retailers and customers worldwide. Sales were made in the United States and internationally through several websites on the Internet, the publication of a catalog and attendance at conventions across the United States.

Because the Corporation has abandoned its Japanese Anime operations, it is presently inactive. See Note 11, "Subsequent Events", regarding management's plans for possible future operations.

A summary of the Corporation's accounting policies is as follows:

Discontinued Operations

As discussed above, the Corporation discontinued its Japanese Anime distributorship. In connection therewith, all assets were written off and capitalized leased equipment returned to the lessor. As a result of this decision, the accompanying Statements of Operations (except for 10,610,000 shares of common stock valued at $32,000 issued to the new management) are all discontinued operations.

Cash and Cash Equivalents

For purposes of reporting the statements of cash flows, the Corporation includes all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable are shown net of related allowance for doubtful accounts. The allowance for doubtful accounts is $0 and $41,746 for December 31, 2001 and 2000 respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at December 31, 2000 consisted of goods, primarily anime videos, purchased for redistribution. The Corporation's severe cash flow shortage has hampered its ability to purchase new product. Without new product purchases, the older product in stock was impaired and has been written down during 2000 in the amount of $58,789 to reduce its carrying value to $91,328. The $91,328 was further written down to $0 at December 31, 2001.

Property and Equipment

Property and equipment, principally computer hardware and software, are stated at historical cost less accumulated depreciation. The costs of additions and improvements are capitalized, while maintenance and repairs are charged to expense. Depreciation is provided using the straight-line method over a three to five year estimated life. Depreciation expense totalled $44,059 and $133,634 for the years ended December 31, 2001 and 2000 respectively.

Property and equipment at December 31, 2000 consisting of capitalized leased equipment ($177,643) and Corporation owned equipment ($353,390) net of accumulated depreciation were written off in the year ended December 31, 2001. The capitalized leased equipment was returned to the lessor resulting in a reduction in the capital lease obligation liability of $151,083.

Loss Per Share

Per Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," basic earnings per share ("EPS") is computed on the weighted average number of shares outstanding and excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is computed in a manner similar to basic EPS, except for certain adjustments. Diluted EPS gives effect to all dilutive potential common shares that were outstanding during the period. Dilution reduces EPS and results from the assumption that convertible securities were converted, that options or warrants were exercised, or that other shares were issued upon the satisfaction of certain conditions. Common equivalent shares are excluded from the calculation if their effect is antidulitive.

Revenue Recognition

The Corporation recognized revenue from product sales, net of any discounts that range from 28% to 50%, when the products are shipped to customers. Outbound shipping and handling charges are included in net sales. The Corporation provides an allowance for sales returns, which has been insignificant, based on historical experience.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $0 and $635,885 for the years ended December 31, 2001 and 2000, respectively.

Deferred Compensation

The Corporation accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 ("APB 25") and related interpretations. When the quoted market price of the stock exceeds the exercise price, the excess is charged to deferred compensation and amortized over the vesting period of the option.

There were no options granted in 2001 but options were granted in 2000 meeting the above criterion of APB 25 resulting in $116,275 deferred compensation at December 31, 2000. Because the individuals to whom the options were granted are no longer with the Corporation, the deferred compensation was written off. See Note 7 - "Stock Options."

Software Development Costs

In accordance with Statement of Position No. 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use," the Corporation capitalizes software development costs in the application development stage of the software development project. To date, all the Corporation's costs for research and development of software have been expensed as incurred since the amount of software development costs incurred subsequent to the preliminary product stage has been immaterial.

Restructuring Charges and Other Unusual Items

Restructuring charges consist primarily of penalties associated with early terminations of various leases on facilities and furniture which the Corporation is unable to use as a result of downsizing and consolidation of operations. Other unusual items consist of one-time write-downs for certain assets from which the Corporation may never benefit. Following is a breakdown of these charges:

                                                       2001       2000

Losses from facility exit and lease cancellations     $  11,821  $ 106,150
Asset write-downs                                       324,070    114,998
                                                      $ 335,891  $ 221,148

Income Taxes

Deferred taxes are provided on the asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of asset and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At December 31, 2001 and 2000 there were no temporary differences between books and tax. The operating loss carryforwards were fully reserved.

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

Unconsolidated Subsidiaries

The Corporation has two inactive subsidiaries: Animedepot.com, Inc., a Delaware corporation and Syco Comics and Distributions, a Virginia corporation. Because these subsidiaries are insignificant, their accounts are not included in the accompanying financial statements.

NOTE 2 - LONG-TERM DEBT

The carrying value of the Corporation's long-term debt approximates market value and is as follows:
                                                           December 31
                                                        2001         2000

Note payable, due in monthly instalments
of $1,517, interest at 9.25%, uncollateralized,
due on demand                                           $   26,380  $  26,380
Note payable, interest at 9.25%,
uncollateralized, due July 21, 2001                         17,661     17,661
                                                        $   44,041  $  44,041

Less current maturities                                 $   44,041  $  44,041
                                                                 -          -

The above notes are in a default status. The Corporation is presently renegotiating the notes.

NOTE 3 - CAPITAL LEASE OBLIGATIONS

The Corporation leases certain equipment under capital leases.
Following is an analysis of the leased assets included in property and equipment:

                                                             December 31
                                                          2001         2000

Automobile                                               $      -    $  28,065
Computer equipment                                              -      177,363
Telephone equipment                                             -        4,751
                                                                -      210,179
Less accumulated depreciation                                   -      (32,536)
                                                                -      177,643

NOTE 4 - REVERSAL OF STOCK COMPENSATION

During the first and second quarter of 2000, 12,500,000 outstanding stock options were cancelled or forfeited, resulting in a reversal of $3,040,000 of stock compensation expense which had been expensed prior to year 2000.

NOTE 5 - RELATED PARTY TRANSACTIONS

At December 31, 2000, the Corporation had $40,000 due from a former officer. The former officer took an advance on a bonus during the year ended December 31, 2000, which the Board of Directors later determined was not earned. The $40,000 is recorded in the financial statements as a loan receivable. In February, 2001, the former officer repaid the loan with 5,000,000 shares of free-trading stock with a $40,000 fair market value as of the date of repayment.

NOTE 6 - LOSS PER SHARE

The effect on weighted average number of shares of diluted potential common stock are not included in the computation if their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the years ended December 31, 2001 and 2000.

For the years ended December 31, 2001 and 2000, no shares were included in computing loss per share assuming dilution because their effects would be antidilutive.

NOTE 7 - STOCK OPTIONS

The Corporation authorized the grant of no options in 2001 and 249,562 non-qualified and 2,446,117 qualified stock options in 2000 to key employees, directors, vendors and investors of the Corporation. Stock options that were forfeited during the year included no shares in 2001 and 280,000 stock options granted in 2000. The vesting periods range from immediately to two years for the options granted in 2000. SFAS No. 123, "Accounting for Stock Based Compensation," provides for a fair value method of accounting for employee options and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the options, the current price of the underlying stock, and the risk-free interest rate for the expected term of the option. The Corporation has elected to continue accounting for employee stock-based compensation under APB 25 and related interpretations, which generally requires that compensation cost be recognized for the difference, if any, between the quoted market price of the stock and the amount an employee must pay to acquire the stock.

The Corporation recorded aggregate deferred compensation of $0 and $48,320 in 2001 and 2000, respectively. The amounts represent the difference between the grant price and the deemed fair value of the Corporation's common stock for shares subject to options granted in 2000. The amortization of deferred compensation will be charged to operations over the vesting period of the options, which range from one month to three years. Total amortization recognized was $116,275 and $196,854 for the years ended December 31, 2001 and 2000, respectively. Amortization of deferred compensation related to common stock options forfeited during the years 2001 and 2000 totalled $0 and $457,091, respectively. The options that were granted in 2000 are not substantially vested as of year-end.

If the fair value method of accounting for stock options under SFAS 123 had been applied, net income would have been reduced in 2001 and 2000 as follows:

                                                2001        2000
               Net loss                     $(646,939)    $(576,724)
               Proforma                     $(646,939)    $(603,037)

In determining the year pro forma amounts above, the fair value of each employee-related grant is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2000: Price volatility of 85%, risk-free interest rate of 6.5%, dividend rate of 0% and expected lives of 7 years.

Because the individuals to whom the remaining stock options outstanding were issued are no longer with the Corporation, there is a possibility that the options may be forfeited. In addition, the Corporation's stock stopped trading in June, 2001. Because of these factors the options have no value, and the 2001 pro forma net loss would be only nominally different from the actual 2001 net loss. Consequently no Black-Scholes calculation was performed for 2001.

A summary of the status of the outstanding options at December 31, 2001 and 2000 is as follows:

                                                           Weighted Average
                                           Shares           Exercise Price
Outstanding at end of year
   December 31, 1999                       14,916,000            $ 0.74
Granted                                     2,695,679              0.56
Exercised                                    (280,000)             0.51
Forfeited                                 (14,106,000)             0.76
Outstanding at end of years
   December 31, 2000 and 2001               3,225,679

At December 31, 2001 there were 1,568,679 options vested and 1,657,000 options non vested.

NOTE 8 - INCOME TAX MATTERS

The current loss of approximately $647,000 less non deductible stock-based compensation expense of $32,000 can be carried forward to off-set future taxable income, if any, through year 2021. No tax benefit has been recorded on the current and previous net operating loss carryforwards which were approximately $3,770,000 and $3,156,000 at December 31, 2001 and 2000 respectively. These losses expire in the years 2021 and 2020, respectively.

Should a significant change in ownership (as set forth in the Internal Revenue Code) take place as a result of future acquisitions or mergers, the net operating loss carry forwards could be materially diminished.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A leased vehicle is currently in a former officer's possession. The former officer has agreed to make payments and to remove the Corporation's name from the lease. The Corporation has not made a payment on the lease since May 2000. Management believes that the former officer is current on this obligation; however, no confirmation has been received that payments have been made or that the Corporation's name has been removed from the lease. It may be possible that the Corporation owes interest and late fees.

Sales tax reports have not been filed in all appropriate states for the year 2000 in connection with convention sales. The Corporation has accrued for the sales tax liability, but may also have associated penalties and interest, which cannot be estimated. It is possible that the associated states will file liens against the Corporation causing the Corporation to be unable to operate in those states.

The Corporation has contracted out its order fulfilment and inventory storage. Under the Corporation's agreement, the cost for these services is the greater of $2.50 per shipment or $2,500 per month. The contract carries no time limit or expiration date.

From time to time, the Corporation may be subject to legal proceedings and claims in the ordinary course of business, including contract terminations, employment related claims and claims of alleged infringement of trademarks, copyrights, and other intellectual property rights. The Corporation currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospectus, financial condition or operating results.

In January 2001, the Internal Revenue Service ("IRS") indicated that the Corporation owed approximately $4,800 for federal unemployment taxes for the year ended December 31, 1998. It is the Corporation's position that there has been a miscommunication between the IRS and the State of Virginia. The Corporation has determined that the matter involves an error in calculating the credit to be applied to federal unemployment taxes. Unemployment taxes paid to the State of Virginia allows a credit for taxes paid for federal unemployment taxes. The Corporation is in the process of mitigating the assessment with the IRS and expects no tax liability to be due.

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

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The Corporation presently has no assets, approximately $912,000 in current liabilities and a corresponding deficit amount.
The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

In view of these matters, the Corporation's new management is seeking to enter into a business venture, merger or acquisition in order to remain in business. The Corporation is actively engaged in pursuing such an arrangement; however, the Corporation cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an arrangement.

NOTE 11 - SUBSEQUENT EVENTS

The following events took place subsequent to December 31, 2001:

The Corporation filed with the Securities Exchange Commission Form S-8 registering 5,550,000 shares of its common stock as a "Non-Employee Directors and Consultants Retainer Stock Plan."

The Corporation increased its authorized common shares from 85,000,000 to 500,000,000 shares and changed the par value from $0.0001 to $0.001 (in connection with its redomicile from Delaware to Nevada).

The Corporation moved its corporate offices from Virginia to California.

                                 EXHIBIT INDEX

Number                         Description

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

4.8     Redeemable Common Stock Purchase Warrant for
        Ronald Jenkins, dated August 14, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2 POS filed on August 28, 2000).

4.9 Non-Employee Directors and Consultants Retainer Stock Plan, dated July 1, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on February 6, 2002).

4.10    Consulting Services Agreement between the Registrant and
        Richard Nuthmann, dated July 11, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on February 6, 2002).

4.11    Consulting Services Agreement between the Registrant and
        Gary Borglund, dated July 11, 2001 (incorporated by reference to Exhibit 4.3 of the Form S-8 filed on February 6, 2002).

4.12    Consulting Services Agreement between the Registrant and
        Richard Epstein, dated July 11, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on February 6, 2002).

10.1    Funding Agreement between the Registrant and
        Alliance Equities, Inc., dated December 16, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-SB filed on January 25, 2000).

10.2 Addendum to the between the Registrant and Alliance Equities, Inc., dated August 4, 2000 (incorporated by reference to Exhibit 10.6 of the Form SB-2 POS filed on August 28, 2000).

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August
        24, 2001).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-SB/A filed on March 21, 2000).