Form 10QSB
period 2002-03-31
SYCONET COM INC
filed 2002-05-17
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 46,668,848 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              MARCH 31, 2002                                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
            MARCH 31, 2002 AND MARCH 31, 2001                          4

            STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED
            MARCH 31, 2002 AND MARCH 31, 2001                          5

            NOTES TO FINANCIAL STATEMENTS                              6

     ITEM 2.  PLAN OF OPERATION                                        9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                       13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS               13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     14

     ITEM 5.  OTHER INFORMATION                                       14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                        14

SIGNATURE                                                             14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           SYCONET.COM, INC.
                            BALANCE SHEET
                            MARCH 31, 2002
                            (Unaudited)

                               ASSETS

Total Assets                                                    $        0

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Current maturities of long-term debt                           $  44,041
 Accounts payable and accrued expenses                            851,958
 Stock subscriptions refund payable                                18,700

Total current liabilities                                         914,699

Total liabilities                                                 914,699

Stockholders' Equity (Deficit)
 Preferred stock, authorized 1,000,000 shares;
 no shares outstanding                                                  -
 Common stock, $0.001 par value, authorized
 500,000,000 shares and 80,000,00 shares in
 2002 and 2001, respectively;
 issued and outstanding 46,668,848 shares                          46,669
Additional paid-in capital                                      6,719,709

 Accumulated deficit                                           (7,681,077)
Total stockholders' equity (deficit)                             (914,699)

Total liabilities and stockholders' equity (deficit)                    0

                  See Notes to Financial Statements

                           SYCONET.COM, INC.
                        STATEMENTS OF OPERATIONS
                              (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                 2002                  2001

Net sales                                       $         -        $    25,391
Cost of goods sold                                        -             61,379

Gross profit (loss)                                       -        (    35,988)

Operating expenses:
Selling, general and administrative expenses           7,659           393,982
Operating (loss)                                      (7,659)         (429,970)
Non operating expenses, net                            1,018            36,464

Net (loss)                                      $     (8,677)      $  (466,434)

Loss per common share, basic and diluted        $      (0.00)      $     (0.01)

Weighted average shares outstanding               48,563,293        32,735,792

                      See Notes to Financial Statements

                             SYCONET.COM, INC.
                         STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                    2002             2001

Cash Flows From Operating Activities
 Net (loss)                                        $   (8,677)   $  (466,434)
 Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
Depreciation                                                -         38,528
Common stock issued for services                        5,500              0
 Impairment loss on property and equipment                  -        213,416
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                  -         26,871
(Increase) decrease in inventory                            -         61,328
(Increase) decrease in other assets                         -          4,387
Increase (decrease) in accounts payable and
  accrued expenses                                      3,177         25,515
Net cash (used in) operating activities                     0        (96,389)
Cash Flows From Investing Activities
 Disposal of fixed assets                                  -         8,034

Net cash provided by (used in) investing activities        0         8,034

Cash Flows From Financing Activities
 Proceeds from issuance of stock                           -        51,502
 Repayment of short-term loans to officers                 -        40,000
 Principal payments on long-term debt                      -          (449)
  Net cash provided by financing activities                0        91,053

Increase (decrease) in cash and cash equivalents           0         2,698

Cash and Cash Equivalents
 Beginning                                                 0        18,732
 Ending                                                    0        21,430

Supplemental Disclosures of Cash Flow Information
Issuance of 5,500,000 common shares for services       5,500             0

                  See Notes to Financial Statements

                            SYCONET.COM, INC.
                      NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - ACCOUNTING POLICIES

Unaudited Interim Financial Information

The Corporation has prepared it financial statements as of March 31, 2002 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods represented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements and the accompanying notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The Corporation presently has no assets, approximately $915,000 in current liabilities and a corresponding deficit amount. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

In view of these matters, the Corporation's new management is seeking to enter into a business venture, merger or acquisition in order to remain in business. The Corporation is actively engaged in pursuing such an arrangement; however, the Corporation cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an arrangement.

NOTE 3 - LOSS PER SHARE

The effect on weighted average number of shares of diluted potential common stock are not included in the computation if their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the quarters ended March 31, 2002 and 2001.

For the years ended December 31, 2001 and 2000, no shares were included in computing loss per share assuming dilution because their effects would be antidilutive.

NOTE 4 - INCOME TAXES

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

At March 31, 2002 and 2001 there were no temporary differences between books and tax. The operating loss carryforwards are fully reserved.

NOTE 5 - LONG-TERM DEBT

The carrying value of the Corporation's long-term debt approximates market value and is as follows:

                                                     March 31
                                                 2002        2001

Note payable, due in monthly installment
of $1,517, interest at 9.25%,
uncollateralized, due on demand                  $26,380     $26,380
Note payable, interest at 9.25%,
uncollateralized, due July 21, 2001               17,661      17,661
                                                 $44,041      $44,041

Less current maturities                          $44,041      $44,041
                                                 $     -      $     -

The above notes are in a default status. The Corporation is presently renegotiating the notes.

NOTE 6 - INCOME TAX MATTERS

The losses less non deductible stock-based compensation expense can be carried forward to off-set future taxable income, if any, through year 2021. No tax benefit has been recorded on the current and previous net operating loss carryforwards which were approximately $3,770,000 and $3,156,000 at December 31, 2001 and 2000 respectively. These losses expire at years 2021 and 2020, respectively.

NOTE 7 - RELATED PARTY TRANSACTION

Of the 5,500,000 shares issued (Note 9 - Stockholders' Equity)
1,800,000 were issued to Company officers.

NOTE 8 - USE OF ESTIMATES

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

NOTE 9 - STOCK OPTIONS

At March 31, 2002 there were 1,568,679 options vested and 1,657,000 options non- vested.

NOTE 10 - STOCKHOLDERS' EQUITY

The following events took place during the first quarter of 2002:

The Corporation filed with the Securities Exchange Commission Form S-8 registering 5,500,000 shares of its common stock as a "Non-Employee Directors and Consultants Retainer Stock Plan." The 5,500,000 shares were issued March 1, 2002 at a market value of $0.001 per share.

The Corporation increased its authorized common shares from 85,000,000 to 500,000,000 shares and changed the par value from $0.0001 to $0.001 (in connection with its re-domicile from Delaware to Nevada). This transaction was recorded as an increase in common stock ($37,052) and a decrease in additional paid-in capital.

The Corporation moved its corporate offices from Virginia to California.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Liquidity and Capital Resources.

     The Registrant's working capital decreased to a negative $914,699 at March 31, 2002 from a negative $911,522 at December 31, 2001.
Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed,
secures short term loans.   By doing so the Registrant maximizes its
ability to generate income as it has no other means of revenue.

Capital Expenditures.

     There were no capital expenditures during the quarter ended March
31, 2002.

Twelve-Month Plan of Operation.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has no assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $576,724 for the year ended December 31, 2000, $646,939 for the year ended December 31, 2001, and $8,677 for the three months ended March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $7,681,077. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates that it must seek financing to to start-up a new business line (an amount which is as yet to be determined. However, such financing, when needed, may not be available, or on terms acceptable to management.

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

(c) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees have an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements can be found, there could be material adverse effects on the Registrant=s business and prospects.

     In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Shareholders of the Registrant will only have rights associated with such ownership to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

     The bylaws of the Registrant and the Nevada Revised Statutes generally provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(e) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(f)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(g)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(h) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     There has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is not currently traded on any exchange. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock
market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(j)  Shares Eligible For Future Sale.

     Approximately 20,000,000 shares of common stock which are currently held, directly or indirectly, by affiliates of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     The Registrant is current carrying a note payable in the principal amount of $26,380, due in monthly installment of $1,517, interest at 9.25%, uncollateralized, and due on demand. In addition, the Registrant is carrying a note payable in the principal amount of $17,661, interest at 9.25%, uncollateralized, and due July 21, 2001.

     Both these notes are in a default status. The Registrant is presently renegotiating these notes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K was filed during the first quarter of the fiscal year covered by this Form 10-QSB:

(a) A Form 8-K was filed on January 24, 2002 to reflect the change in the certifying accountant for the Registrant from Stonefield Josephson, Inc. to Smith & Company, effective on January 21, 2002.

(b) An amended Form 8-K was filed on March 7, 2002, to include the letter from the former accountant, addressed to the Securities and Exchange Commission regarding that firm's agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B.

                                SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Syconet.com, Inc.



Dated: May 15, 2002                      By: /s/  Gary Borglund
                                         Gary Borglund, President

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