Form 10QSB
period 2002-06-30
SYCONET COM INC
filed 2002-08-21
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 46,668,848 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              JUNE 30, 2002                                               3

              STATEMENTS OF OPERATIONS
              FOR THE SIX AND THREE MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                             4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2002 AND JUNE 30, 2001                             5

              NOTES TO FINANCIAL STATEMENTS                               6

     ITEM 2.  PLAN OF OPERATION                                           9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          13

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  13

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            13

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        14

     ITEM 5.  OTHER INFORMATION                                          14

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           14

SIGNATURE                                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               SYCONET.COM, INC.
                                 BALANCE SHEET
                                 JUNE 30, 2002
                                  (Unaudited)

                                     ASSETS

Total Assets                                                  $       0

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Current maturities of long-term debt                          $   44,041
Accounts payable and accrued expenses                            877,494
Stock subscriptions refund payable                                18,700

Total current liabilities                                        940,235

     Total liabilities                                           940,235

Stockholders' Equity (Deficit)
Preferred stock, authorized 1,000,000 shares;
no shares outstanding
Common stock, $0.001 and $0.0001 par value,
authorized 500,000,000 shares; issued and
outstanding 46,668,848                                            46,669
Additional paid-in capital                                     6,719,709
Retained (Deficit)                                            (7,706,613)
Total stockholders' equity (deficit)                            (940,235)

Total liabilities and stockholders' equity (deficit)                   0

                         See Notes to Financial Statements

                                 SYCONET.COM, INC.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                           Six Months Ended         Three Months Ended
                                                               June 30                   June 30
                                                          2002          2001        2002         2001
Net sales                                                 $      -      $   25,834  $      -   $      444
Cost of goods sold                                               -          91,378         -            -

Gross profit (loss                                               -         (65,544)        -          444

Operating expenses:
Selling, general and administrative expenses                32,176         404,136    24,517       19,014

Operating (loss)                                           (32,176)       (469,680)  (24,517)     (18,570)

Non operating expenses, net                                  2,037         (38,071)    1,019        1,607

Net (loss)                                                $(34,213)      $(507,751) $(25,536)  $  (20,177)

Loss per common share, basic and diluted                  $  (0.00)      $   (0.01) $  (0.00)  $    (0.00)

Weighted average shares outstanding                      44,876,182      34,137,321 46,668,848 34,137,321


                               See Notes to Financial Statements

                                     SYCONET.COM, INC.
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                           Six Months Ended
                                                               June 30
                                                           2002        2001
Cash Flows From Operating Activities:
Net (loss)                                               $(34,213)  $(507,751)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Bad debt recoveries                                                    (6,616)
Depreciation                                                    -      38,528
Common stock issued for services                            5,500           0
Impairment loss on property and equipment                       -     192,054
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                      -      37,050
(Increase) decrease in inventory                                -      91,328
(Increase) decrease in other assets                             -       4,387
Increase (decrease) in accounts payable and
accrued expenses                                           28,713      43,283

     Net cash (used in) operating activities                    0    (107,737)

Cash Flows From Investing Activities:
Disposal of fixed assets                                        0       3,486

     Net cash provided by investing activities                  0       3,486

Cash Flows From Financing Activities:
Proceeds from issuance of stock                                 0      51,502
Repayment of short-term loans to officers                       0      40,000

     Net cash provided by financing activities                  0      91,502

Increase (decrease) in cash and cash equivalents                0     (12,749)

Cash and Cash Equivalents
Beginning                                                       0      18,732
Ending                                                  $       0   $   5,983

Supplemental Disclosures of Cash Flow Information:
Issuance of 5,500,000 common shares                     $   5,500   $       0

                          See Notes to Financial Statements

                                   SYCONET.COM, INC.
                              NOTES TO FINANCIAL STATEMENTS
                                      (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

The Corporation has prepared it financial statements as of June 30, 2002 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods represented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. These financial statements and the accompanying notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ending December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The Corporation presently has no assets, approximately $940,000 in current liabilities and a corresponding deficit amount. The above conditions raise substantial doubt about the entity's ability to continue as a going concern.

In view of these matters, the Corporation's new management is seeking to enter into a business venture, merger or acquisition in order to remain in business. The Corporation is actively engaged in pursuing such an arrangement; however, the Corporation cannot assure that it will be able to find another company willing to take on the necessary risks involved in such an arrangement. Consequently there can be no assurance that the corporation will continue to exist.

NOTE 3 - LOSS PER SHARE

The effect on weighted average number of shares of diluted potential common stock are not included in the computation because their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the six months ended June 30, 2002 and 2001.

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

At June 30, 2002 and 2001 there were no temporary differences between books and tax. The operating loss carryforwards are fully reserved.

NOTE 5 - LONG-TERM DEBT

The carrying value of the Corporation's long-term debt approximates market value and is as follows:

                                                                June 30
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

NOTE 9 - STOCK OPTIONS

At June 30, 2002 there were 1,568,679 options vested and 1,657,000 options non- vested.

NOTE 10 - STOCKHOLDERS' EQUITY

The Corporation filed with the Securities Exchange Commission Form S-8 on February 6, 2002 registering 5,550,000 shares of its common stock as a "Non-Employee Directors and Consultants Retainer Stock Plan."
The 5,550,000 shares were issued March 1, 2002 at a market value of $0.001 per share.

On July 30, 2002 the Corporation amended the above S-8 filing to bring the Plan up to 25,000,000 shares including the 5,500,000 shares already issued.

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

Liquidity and Capital Resources.

     The Registrant's working capital decreased to a negative $940,235 at June 30, 2002 from a negative $911,522 at December 31, 2001. Since the Registrant has no operations or plans for such, and because its administrative expenses are minimal, it believes it has sufficient capital to fund its needs as it evaluates any options for future business opportunities.

     To meet existing operating expenses, the Registrant, as needed,
secures short term loans.   By doing so the Registrant maximizes its
ability to generate income as it has no other means of revenue.

     Prior to 2001, the Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the first six months of 2002, net cash provided by financing was $0 as compared to $91,502 provided by financing during the first six months of 2001.

     The Registrant has made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. The Registrant cannot provide an assurance as to when profits will materialize, if at all. Therefore, the Registrant cannot predict when it can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the Registrant's ability to realize the related tax benefit, it has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards.

     Net cash used in operations was $0 during the first six months of 2002 compared to $(107,737) during the comparable 2001 six months.

     Net cash used in investing activities was $0 for the first six months of 2002 and 2001.

     Because of the Registrant's recurring losses, $0 assets and approximately $940,000 in liabilities and stockholders' deficit, its independent accountants have expressed substantial doubt as to the Registrant's ability to continue as a going concern.

Inflation

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Capital Expenditures.

     There were no capital expenditures during the three months ended June 30, 2002.

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

     The Registrant has incurred losses from operations: $576,724 for the year ended December 31, 2000, $646,939 for the year ended December 31, 2001, and $34,213 for the six months ended June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $7,706,613. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

                                                  Syconet.com, Inc.



Dated: August 20, 2002                            By: /s/  Gary Borglund
                                                  Gary Borglund, President

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