Form 10QSB
period 2002-09-30
SYCONET COM INC
filed 2002-11-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                          COMMISSION FILE NUMBER: 0-29113


                               SYCONET.COM, INC.
             (Exact name of registrant as specified in its charter)

              Nevada                                   54-1838089
(State or jurisdiction of incorporation            (I.R.S. Employer
          or organization)                         Identification No.)

    2240 Shelter Island Drive, Suite 202 San Diego, California      92106
     (Address of principal executive offices)                    (Zip Code)

                  Registrant's telephone number:  (619) 226-3536

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

     As of September 30, 2002, the Registrant had 153,631,648 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF SEPTEMBER 30, 2002                       3

              STATEMENTS OF OPERATIONS
              FOR THE NINE AND THREE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                    5

              NOTES TO FINANCIAL STATEMENTS                                6

     ITEM 2.  PLAN OF OPERATION                                           10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM 5.  OTHER INFORMATION                                           18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURE                                                                 19

CERTIFICATION                                                             19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                SYCONET.COM, INC.
                                  BALANCE SHEET
                                SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS

Goodwill                                                          $   78,300

Total Assets                                                          78,300

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Current maturities of long-term debt                             $   44,041
 Accounts payable and accrued expenses                               814,043
 Stock subscriptions refund payable                                   18,700

Total current liabilities                                            876,784

   Total liabilities                                                 876,784

Stockholders' Equity (Deficit)
 Preferred stock, authorized 1,000,000 shares;
  no shares outstanding
 Common stock, $0.001 par value, authorized
 500,000,000 shares; issued and outstanding 153,631,648              153,632

Additional paid-in capital                                         6,773,415
 Retained (Deficit)                                               (7,725,531)
Total stockholders' equity (deficit)                                (798,484)

Total liabilities and stockholders' equity (deficit)                  78,300

                         See Notes to Financial Statements

                                  SYCONET.COM, INC.
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                              Nine Months Ended         Three Months Ended
                                                September 30               September 30
                                            2002             2001        2002         2001
Net sales                                   $        -    $    25,446  $       -    $    (388)

Cost of goods sold                                   -         91,378          -            -

Gross profit (loss)                                  -        (65,932)         -         (388)

Operating expenses:
Selling, general and administrative
 Expenses                                       50,076        407,864     25,559        3,728

Operating (loss)                               (50,076)      (473,796)   (25,559)      (4,116)

Non operating expenses, net                      3,055        (45,443)      2,036       7,372

Net (loss)                                     (53,131)      (519,239)    (27,595)     (11,488)

Loss per common share, basic and diluted         (0.00)         (0.01)      (0.00)       (0.00)

Weighted average shares outstanding         51,449,436     34,628,170   64,381,896  35,558,000


                               See Notes to Financial Statements

                                       SYCONET.COM, INC.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                          Nine Months Ended
                                                            September 30
                                                          2002         2001

Cash Flows From Operating Activities:
Net (loss)                                                $(53,131) $(519,239)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
 Bad debt recoveries                                             -     (6,616)
 Depreciation                                                    -     44,059
 Common stock issued for services                           24,200          0
 Impairment loss on property and equipment                       -    192,054
Changes in assets and liabilities:
 (Increase) decrease in accounts receivable                      -     37,050
 (Increase) decrease in inventory                                -     91,328
 (Increase) decrease in other assets                             -      5,156
 Increase (decrease) in accounts payable and
  accrued expenses                                          28,931     45,547
Net cash (used in) operating activities                          0   (110,661)

Cash Flows From Investing Activities:
 Disposal of fixed assets                                        0      3,486

Net cash provided by (used in) investing activities              0      3,486

Cash Flows From Financing Activities:
 Proceeds from issuance of stock                                 0     51,502
 Repayment of short-term loans to officers                       0     40,000
Net cash provided by financing activities                        0     91,502
 Increase (decrease) in cash and cash equivalents                0    (15,673)

Cash and Cash Equivalents
 Beginning                                                       0     18,732
 Ending                                                          0      3,059

Supplemental Disclosures of Cash Flow Information:
(1)  Issuance of 24,200,000 common shares for services
    valued at $0.001 per share                              24,200          0
(2)  Issuance of 78,300,000 common shares to
    acquire a wholly owned subsidiary valued
    at $0.001 per share                                     78,300          0
(3)  Issuance of 9,962,800 common shares to pay
    certain liabilities valued at $0.0063 per share         63,669          0

                           See Notes to Financial Statements

                                 SYCONET.COM, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - PRESENTATION

The Corporation has prepared its financial statements as of September
30, 2002 in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the financial condition and results of operations for the periods represented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.
These financial statements and the accompanying notes should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Corporation as a going concern. However, the Corporation has sustained substantial operating losses since inception and the Corporation has used substantial amounts of working capital in its operations. The Corporation presently has no assets, approximately $877,000 in current liabilities and a stockholders' deficit of approximately $798,000. The above conditions raise substantial doubt about the Corporation's ability to continue as a going concern.

The Corporation has acquired, as its wholly owned subsidiary, AmCorp Group, Inc. a newly formed management consulting corporation. The acquisition was a reversed merger whereby AmCorp will be the new management. AmCorp's management (See Note 3 "Acquisition") is responsible for finding emerging companies that require management consulting service. Because AmCorp is in the development stage there can be no assurance that the new management will be successful and the Corporation will continue to exist.

NOTE 3 - ACQUISITION

In September 2002 the Corporation acquired AmCorp Group, Inc., a
Nevada corporation, for 78,300,000 shares of its common stock. The stock will be released as follows:

46,980,000 shares released immediately; and

31,320,000 shares held in escrow contingent upon AmCorp reaching certain benchmarks, i.e., the acquisition of companies over two years under various scenarios. If the benchmarks are not reached, the transaction will be rescinded.

In substance, the transaction is considered to be a capital transaction rather than a business combination and is accounted for as a reverse merger. The stockholders of AmCorp will own 78,300,000 shares of the 153,631,648 shares of the Corporation's common stock outstanding or 51%.

NOTE 4 - LOSS PER SHARE

The effect on weighted average number of shares of diluted potential common stock are not included in the computation because their inclusion would have an antidilutive effect (reduce the loss per common share) applicable to the loss from operations for the nine months ended September 30, 2002 and 2001.

NOTE 5 - INCOME TAXES

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

Because of the change in ownership, the operating losses carried forward will be substantially reduced.

At September 30, 2002 and 2001 there were no temporary differences between books and tax. The operating loss carryforwards are fully reserved.

NOTE 6 - LONG-TERM DEBT

The carrying value of the Corporation's long-term debt approximates market value and is as follows:

                                                         September 30
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

NOTE 7 - GOODWILL

Goodwill represents the 78,300,000 shares of common stock given in the acquisition of AmCorp. The shares were valued at the Corporation's par value of it common stock ($0.001).

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

NOTE 9 - STOCK OPTIONS

At September 30, 2002 there were 1,568,679 options vested and 1,657,000 options non- vested.

NOTE 10 - STOCKHOLDERS' EQUITY

The Corporation filed with the Securities Exchange Commission Form S-8 on February 6, 2002 registering 5,550,000 shares of its common stock as a "Non-Employee Directors and Consultants Retainer Stock Plan."
The 5,550,000 shares were issued March 1, 2002 at a market value of $0.001 per share.

On July 30, 2002 the Corporation amended the above S-8 filing to bring the Plan up to 25,000,000 shares including the 5,500,000 shares already issued. On August 19, 2002, the Corporation issued 13,700,000 shares and on September 19, 2002, 5,000,000 shares were issued. This brought the total shares issued under the Plan to 24,200,000.

The Corporation increased its authorized common shares from 85,000,000 to 500,000,000 shares and changed the par value from $0.0001 to $0.001 (in connection with its re-domicile from Delaware to Nevada). This transaction was recorded as an increase in common stock ($37,052) and a decrease in additional paid-in capital.

NOTE 11 - SUBSEQUENT EVENTS

On October 31, 2002, the Corporation entered into an acquisition agreement with the shareholders of Naturally Safe Technologies, Inc., a privately held Nevada corporation ("Naturally Safe"). Under the terms of this agreement, on the closing date, the parties exchanged common stock on a 1-for-1 basis, with Naturally Safe exchanging with the Corporation all of its issued and outstanding shares representing in the aggregate 28,139,801 shares and the Corporation exchanging with Naturally Safe 28,139,801 shares of its restricted common stock.

ITEM 2.  PLAN OF OPERATION.

     The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Financial Overview.

     A comparison between nine months ending September 30, 2002 and September 30, 2001 would be meaningless because operations have been inactive during the 2002 nine month period.

     Since inception through September 30, 2002 the Registrant has incurred losses resulting in an accumulated deficit at September 30, 2002 of approximately $7.7 million. Currently, the Company's president is seeking out new business opportunities and will need to renegotiate with our creditors whose outstanding balances at September 30, 2002 are approximately $814,000.

Liquidity and Capital Resources.

     As of September 30, 2002 and 2001, the Registrant's cash position was $0 and $3,059 respectively.

     Prior to 2001, the Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the first nine months of 2002, net cash provided by financing was $0 as compared to $91,502 provided by financing during the first nine months of 2001.

     The Registrant has made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. The Registrant cannot provide an assurance as to when profits will materialize, if at all. Therefore, the Registrant cannot predict when it can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the Registrant's ability to realize the related tax benefit, it has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards (NOL). Because of an ownership change, the NOL's will be substantially reduced.

     Net cash (used) in operations was $0 during the first nine months of 2002 compared to $(110,661) during the comparable 2001 nine months.

     Net cash provided by in investing activities was $0 and $3,059 for the nine months of 2002 and 2001, respectively.

     Net cash provided in financing activities was $0 and $91,502 for the nine months of 2002 and 2001, respectively.

     Because of the Registrant's recurring losses, $0 assets and approximately $877,000 in liabilities and $798,000 stockholders' deficit, its independent accountants have expressed substantial doubt as to the Registrant's ability to continue as a going concern.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations. Management believes that the Registrant will be able to increase subscriber rates after its wireless systems are launched, if necessary, to keep pace with inflationary increases in costs.

Twelve-Month Plan of Operation.

(a)  Business Summary.

     The Registrant intends to function as a holding company which through its subsidiaries (wholly owned and partially owned) to provide management services to businesses that have an operating history and can substantiate future performance in their respective industries.

     The Registrant participates in companies in various fields of business by providing executive-level managerial assistance as well as arranging for and contributing capital investment. Potential ventures are evaluated based on the ability of the business to be viable and reach significant milestones set forth in their business plans through strong intellectual property rights and experienced management. The Registrant also continually seeks out and evaluates investment opportunities that have the potential of earning reasonable returns. The Registrant also has plans to raise capital specifically for the purpose of permitting it to start new ventures and make investments in portfolio companies that it believes are attractive based upon its investment criterion (see below for more details).

     The Registrant consults in ventures have at least a two-year operating history and a need for experienced managerial assistance. Identifying and developing each new business opportunity may require the Registrant to dedicate certain amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success and future profitability involves inherent risk and uncertainty.

(b)  Business Segments.

Management Services (Current).

     The Registrant's primary business segment is performing management consulting services for emerging companies and realizing a return on from those services through management fess paid and stock appreciation. The Registrant provides these services through its wholly owned subsidiary AmCorp Group, Inc., a Nevada corporation formed in June 2002.

     The services to be provided are most often geared towards marketing, distribution, accounting, and finance. These management fees will be the primary source of revenue for the Registrant and are negotiated based upon the level of participation and the complexity of the services. However, generally the monthly management fees range from $5,000 and $20,000 per company and the payments are often a combination of stock and cash.

     Since the Registrant will receive a portion of its revenue in the form of stock, the revenue derived from stock appreciation is realized when the shares of stock held by the Registrant are judiciously sold either in the open market or by private transaction. As the Registrant expands its client base, the turnover of stock will increase to a level whereby the Registrant will have a monthly revenue stream from the strategic depletion of its stock portfolio. Any dividends received from the investment portfolio companies is considered ancillary to the investment return and is not relied upon for the Registrant's operations.

     The Registrant plans to obtain least three clients per year starting in 2003. These companies will be selected by the Registrant's management based upon their qualifications, both qualitative and quantitative. They must satisfy, at minimum, the Registrant's client selection criterion as well as be considered an attractive investment given the economic and capital market conditions present at the time of evaluation. Each company selected will enter into a two-year consulting agreement with the Registrant for the management services to be provided.

Small-business Lending (Proposed Activity).

     The Registrant plans to enter into the small-business lending market by acting as a broker/underwriter for loans qualified emerging companies for between $25,000 and $5,000,000. The loans are generally used for accounts receivable, inventory, real estate, purchase order financing, rediscount, SBA Loans, construction, and equipment. The interest rates on the loans will vary based upon the financial qualifications of the borrowing entity and amount borrowed. The Registrant will receive a commission on brokered loans and interest revenue on any directly financed loans. The Registrant projects an anticipated average of $6,000,000 of brokered transactions and $500,000 of direct finance loans per year once its fully operational (fiscal year 2005).

     The small-business lending is not only intended to produce recurring income for the Registrant, but it will also provide a steady flow of potential clients that the Registrant can evaluate for client selection. The Registrant has several lending institutions that it will use for its brokered deals, with the primary lender being Alliance Bank in Culver City, California. The funding for this venture will come from the accumulated earnings of the Registrant and/or from capital raised in a public offering of the Registrant's common stock.

(c)  Management Criteria

     The Registrant has a management team strategy that allows it to evaluate its potential portfolio companies independent from each other to determine their suitability. This strategy imposes the following criterion on potential portfolio companies:

     1. An operating history of at least two complete fiscal years, or net income of greater than $200,000 for the previous fiscal year, or net assets of $1,000,000 or greater;

     2. A need for experienced managerial assistance to further its business plan; and

     3.  A desire to realize growth by use of higher outside management.

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

     The Registrant has had limited prior operations to date. Since the Registrant's principal activities recently have been limited to organizational activities, and seeking new business ventures, it has no recent record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

     The Registrant has incurred losses from operations: $576,724 for the year ended December 31, 2000, $646,939 for the year ended December 31, 2001, and $53,131 for the nine months ended September 30, 2002.
At September 30, 2002, the Registrant had an accumulated deficit of $7,725,531. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

     The working capital requirements associated with any adopted plan of business of the Registrant may be significant. The Registrant anticipates that it must seek financing to start-up a new business line (an amount which is as yet to be determined). However, such financing, when needed, may not be available, or on terms acceptable to management.

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

(c) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 41% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that effect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(d) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

     The Registrant's success is dependent upon the hiring and retention of key personnel. None of the Registrant's officers and directors currently has employment or non-competition agreements with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects. The Registrant's success will also be highly dependent on its ability to attract and retain qualified employees.

(e) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(f) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(g)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(h)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(j)  Shares Eligible For Future Sale.

     Approximately 98,262,800 shares of common stock which are controlled directly or indirectly by affiliates of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on September 30, 2002

     (a) On August 19, 2002, the Registrant issued 8,662,800 shares of common stock to Four Winds Associates as reimbursement of certain expenses advanced by the company on behalf of the Registrant in the amount of $54,997 ($0.006 per share).

     (b) On September 9, 2002, the Registrant issued 1,300,000 shares of common stock to Four Winds Associates as reimbursement of certain additional expenses advanced by the company on behalf of the Registrant in the amount of $8,218 ($0.006 per share).

     (c) On September 24, 2002, the Registrant issued a total of 78,300,000 shares of common stock to three individuals (two of whom are directors of the Registrant) in connection with the acquisition of all the issued and outstanding common stock of AmCorp Group, Inc. under an acquisition agreement dated September 13, 2002.

     No commissions were paid in connection with these issuances.
These issuances were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to sophisticated investors as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities are not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following amendments to the company's articles of incorporation:

     (a)  change the name of the Registrant to "Point Group
     Incorporated";

     (b) an increase in the authorized capital stock of the Registrant can be approved by the Board of Directors without shareholder consent; and

     (c) a decrease in the issued and outstanding common stock of the Registrant (a reverse split) can be approved by the Board of Directors without shareholder consent.

The Registrant has received the consent of a majority of the outstanding shares of common stock for the company for these amendments. A Schedule 14C Definitive Information Statement was filed with the Securities and Exchange Commission on October 11, 2002 and mailed to shareholders of record from whom the Registrant did not seek consent on October 25, 2002. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, which will put into effect these changes, will not be done until a date that is at least twenty days after the mailing of this Information Statement.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are ser forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on August 23, 2002 to report a change in certifying accountant for the Registrant.

     (b) A Form 8-K filed on September 23, 2002 to report that on September 13, 2002, the Registrant entered into an acquisition agreement with the shareholders of AmCorp Group, Inc., a privately held Nevada corporation; and to report the appointment of a new board of directors for the Registrant and relocation of its offices.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Syconet.com, Inc.



Dated: November 13, 2002                    By: /s/  John Fleming
                                            John Fleming, President

                                   CERTIFICATION

I, John Fleming, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Syconet.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 13, 2002                       /s/ John Fleming
                                               John Fleming, President

                               EXHIBIT INDEX

Number                        Description

2 Acquisition Agreement between the Registrant and shareholders of AmCorp Group, Inc., dated September 13, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 23, 2002).

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

21    Subsidiaries of the Registrant (see below).