Form 10KSB
period 2002-12-31
POINT GROUP HOLDINGS INCORP
filed 2003-04-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2002

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-29113

                          POINT GROUP HOLDINGS, INCORPORATED
                (Exact name of registrant as specified in its charter)

              Nevada                                      54-1838089
(State or jurisdiction of incorporation               (I.R.S. Employer
           or organization)                          Identification No.)

   2240 Shelter Island Drive, Suite 202 San Diego, California      92106
          (Address of principal executive offices)               (Zip Code)

                Registrant's telephone number:  (619) 269-8692

     Securities registered pursuant to Section 12(b) of the Act: None

      Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $0.001 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes           No     X     .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant had revenues of $202,234 for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2003: $11,918. As of March 10, 2003, the Registrant had 283,571,449 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes   No    X.

                                TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                19

     ITEM 3.  LEGAL PROCEEDINGS                                         19

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         19

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                           20

     ITEM 6.  PLAN OF OPERATION                                         22

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               31

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                    32

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        33

     ITEM 10.  EXECUTIVE COMPENSATION                                   34

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                    36

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           37

     ITEM 13.  CONTROLS AND PROCEDURES                                  38

     ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND
               INDEX TO FINANCIAL STATEMENTS                            39

SIGNATURES                                                              41

CERTIFICATION                                                           41

PART I.

ITEM 1.  BUSINESS.

Business Development.

     Point Group Holdings, Incorporated ("Registrant") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Registrant. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Registrant was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Registrant amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, the Registrant again amended its articles of incorporation so that (a) an increase in the authorized capital stock of the Registrant can be approved by the Board of Directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Registrant (a reverse split) can be approved by the Board of Directors without shareholder consent.

Business of the Registrant.

(a)  General

     The Registrant is a holding company that through its subsidiaries provides management services to businesses that have an operating history and can substantiate future performance in their respective industries.

     The Registrant participates in companies in various field of business by providing executive level management assistance as well as arranging for and contributing capital investment.
Potential ventures are evaluated based on the ability of the business to be viable and reach significant milestones set forth in their business plans through strong intellectual property rights and experienced management. The Registrant also continually seeks out and evaluates investment opportunities that have the potential of earning reasonable returns. The Registrant also plans to raise capital for the purposes of permitting it to state new ventures and make investments in portfolio companies that it believes are attractive based upon its investment criterion.

     The Registrant consults in ventures that have at least a two operating history or can substantiate future performance and a need for experienced managerial assistance. Identifying and developing each new business opportunity may require the Registrant to dedicate certain amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success and future profitability involves inherent risk and uncertainty.

     The three subsidiaries, AmCorp Group, Inc., Naturally Safe Technologies, Inc. and Prima International, LLC (itself a subsidiary of Naturally Safe) have been fully integrated into the Registrant's existing business and the company now provides consulting services, develops, markets and distributes numerous consumer products. These products range from pet-care aids to plant supplements and nutriceuticals.

(b)  Products

     The Registrant develops and manufactures a variety of consumer products that range from plant preservatives to deodorizers to nutritional supplements and exercise equipment.
The products have wide spread applications and have proven to be effective.

Season's Greenings

     The Registrant developed and manufactures a patented product called Season's Greenings Christmas Tree Preservative (see
Exhibit 99.2 of this Form 10-KSB). Season's Greenings is not a conventional fire retardant, fire proofing, or flame resistant chemical. Instead, the product assists trees to naturally absorb and retain water. The Registrant's focus is on treating trees after they are cut, although the product will also work when applied to the ground around planted trees. The Registrant expects trees to be treated at the time of cutting or at a later period, such as the point of sale or before set-up in the end consumer's home or business.

     All Christmas trees require water. An average Christmas tree will absorb a gallon of water or more in the first 24 hours and approximately a quart a day thereafter. Water is necessary to prevent the tree from dehydrating and the needles from falling. A dry tree is a fire hazard. Once a consumer erects the tree, he or she must provide an ample water supply. Season's Greenings is a powder additive that is designed to be dissolved in the water provided to the erected tree. The dissolved ingredients in our product are drawn into the Christmas tree's vascular system, which channels water and nutrients within the plant. This process rehydrates the tree and helps maintain proper moisture levels. The result is a tree that holds its needles, remains fragrant, and retains its natural fire resistance. Company management is unaware of any other Christmas tree preservative whose formula, mode of action, and/or efficiency is comparable Season's Greenings.

     The principal active ingredient in the product is cross-linked polyacrylamide. This chemical is widely used in industry and agriculture as a soil amendment, for erosion control, and in biological and chemical research in polyacrylamide gel electrophoresis. Polyacrylamide is manufactured and sold in very large quantities for use in agriculture and erosion control. Production is measured in hundreds of thousands of tons (see www.watersorb.com). The Registrant's consumption is very small by comparison (less than one ton per 100,000 units sold). In addition to our principal supplier, JRM Chemical in Cincinnati, Ohio (www.soilmoist.com), this material is available from a number of U.S.-based suppliers, including Polymers, Inc. of Hot Springs, Arkansas (watersorb.com) and Castle International Resources of Sedona, Arizona (www.hydrosource.com).

     The patent describes and protects a process for the perfusion of the tissues of a Christmas tree (or other cut plant part) with a chemical substance that enhances the water-retention capabilities of plant parts so treated. Further, the process prevents the formation of a "sap seal" over the exposed cut surface of the base of the tree, thereby tending to keep the vascular system open for active transport of water into the tree.

     Treated cut Christmas trees demonstrate an extended useful service life, remaining green, fresh smelling, and pliant typically well into late January, if given a continuous supply of water. Because of increased hydration, treated trees exhibit an enhanced degree of fire resistance.

     This patented technology gives Season's Greenings Christmas Tree Preservative a very considerable competitive advantage over other products in the market, none of which can demonstrate comparable results. The patent was issued on October 17, 2000 for the standard term of 17 years.

Odora

     Odora is an odor controller designed to eliminate the unpleasant smells associated with any part of a consumer's life ranging from pet smells and skunks to boat bilges and sewage holding tanks in recreational vehicles and motor homes. The liquid solution is directly applied to the affected area and eliminates the offensive odors on contact. The product works by breaking down certain components and by stimulating the growth of naturally occurring bacteria that accelerate the aerobic breakdown of odor-causing components.

     Odora is also available in an 8-ounce spray bottle for home use. The product eradicates odors of organic origin associated with pets, strong-smelling foods and skunk attacks. Odora is made with all natural ingredients of plant origin, is non-toxic to children and pets, is environmentally safe and economical to use.

     The product was designed to eliminate odors of biological origin, and does not effectively handle odors that are of inorganic chemical origin. Company management is presently unaware of any competing odor control product whose modality of operation relies totally on natural, non-toxic ingredients.

     The Registrant's assertions regarding this product are based on well-known chemical principles. The principle is that in order to eliminate the odor of organic chemical substances, e.g. hydrogen sulfide, the odorous molecule must be converted to a non-smelly substance by an oxidation-reduction reaction, often with a strong acid or a strong base.

     Relatively high redux potentials are required to effectuate this. On the other hand, complex and relatively more labile compounds, such as the odor-causing chemicals in skunk spray and cadaverine (the main odor-causing component of decomposing human flesh) degrade relatively more easily than hydrogen sulfide. Hence, the Registrant's product more readily attacks the complex odorous organic chemicals than it does simple foul-smelling inorganic chemicals.

     Simple, non-rigorous, uncontrolled tests have generally confirmed the outcome described above. Since the efficacy, profile described above was well documented from the beginning, it will have no effect on marketing plans. There is a significant market for products that deal effectively with odors from pet food and other sources.

Zoom

     The Registrant is currently manufacturing Zoom, the first all natural liquid Ephedra (a natural herb that enhances alertness and awareness as well as counteracting fatigue and drowsiness) spray. Using advanced technology and all natural ingredients, Zoom is a mixture of natural ingredients in a spray form.

     The Registrant purchases high grade, natural herbs from established sources in Mainland China, which are delivered directly to the Registrant and kept in special sealed vats and drums. The herbs are guaranteed to be pure and can withstand any FDA tests.

     Doctor Michael Samuels is the only person with the Registrant who has access to the herbs. When the Registrant is ready to mix products, Doctor Samuels supervises the mixing efforts. Final products are shipped to Florida for bottling, labelling, and packing. The product is then palletized and shipped to the distributors warehouse in Arizona.

Bathe 'N CarryT

     This patented product (see Exhibit 99.3 to this Form 10-KSB) allows cats to be transported, bathed, held still for examinational purposes or to administer medication. Research has shown that cats feel comfortable, calm down within seconds of being placed inside this carrying case. The wire frame is restrictive enough to allow for safe handling of the feline and yet allows enough movement for the cat not to feel trapped or in any way threatened. This product has been introduced to large pet-supply chain stores

     Cats have minds of their own, which is one of the things we love about them. But our whiskered pets' independent streak can also drive us "Crazy" at times, like when we're trying to make
Kitty hold still for a bath or flea dip at home or for a veterinary exam.

     A carrying case made of vinyl-coated wire, Bathe 'N CarryTM can be used as a conventional carrier to transport pets to the groomer or veterinarian. Then, once there, the cat remains inside the case, where it can be bathed, dipped, groomed, examined, inoculated or medicated while under restraint, eliminating the problem of scratching or biting. Now these procedures can even be done easily at home.

     The secret is in the Bathe 'N CarryT case's patented design, which features very widely spaced wire "hoops." The open spaces provide easy access to the animal, allowing virtually any type of medical or hygienic treatment to be administered while the cat is inside the case. The case allows for fingers and hands to touch the animal without the cat fighting back.

     The open design also prevents the animal from feeling confined, thereby minimizing stress. "The cat is restrained, yet it feels comfortable and secure," said Dennis Ferber, director of sales and marketing of Prima International LLC, the licensee that manufactures the Bathe 'N CarryT case for CraZy Cat. "Bathe 'N
CarryT is a more gentle, less stressful method of administering treatments to pets than any other restraining device currently in use."

     Although designed for cats and kittens up to 20 lb., the Bathe 'N CarryT case can also be used for other pets, including small dogs and puppies. The carrier works equally well for home grooming and medication as it does in a professional setting.

     The uses of Bathe 'N CarryT are virtually endless including flea treatments, brushing, blow drying, clipping nails, and giving pills," said Jim Moore. "It's a valuable tool for keeping animals healthier, better-groomed, and free of fleas because no longer does the owner put off treatment out of reluctance to "struggle" with their pet."

     Cat owners won't have to struggle to get their pet inside the case, either, thanks to Bathe 'N Carry'sT modular design. The case consists of a contoured wire upper piece and two removable, flat floor pieces. You simply slip the upper piece over your pet's body, and then slide the floor pieces in from both ends, for fast, easy, non-traumatic restraint.

     The Bathe 'N CarryT case is such a simple solution that it could only have been developed by CraZy Cat, the new feline division of CraZy Dog, a company known for its fun and innovative approach to merchandising pet products. Like all items in the CraZy Cat and CraZy Dog lines, Bathe 'N CarryT features bold, eye-popping packaging with a colorful pet cartoon character.

     The Bathe 'N CarryT case itself is bright turquoise and purple, much more attractive and warm-looking than traditional
"steely" wire pet carriers

This product can be used for:

     - Bathing
     - Blow Drying
     - Flea Dipping
     - Flea Powdering
     - Transporting
     - Manicuring
     - Medicating
     - Examining

     Bathe 'N CarryT is designed for kittens and cats up to approximately twenty pounds, but it is equally effective for many fur-bearing pets, such as puppies and small dogs.

Handi Gym

     This small-patented device (which consist of two patents: see Exhibits 99.4 and 99.5 to this Form 10-KSB) takes advantage of adjustable resistance with the turn of a knob to provide the user with a self-contained mini exercise machine that can be easily stored in a drawer, bag, or purse. Rotating handles offer unlimited applications for an unbelievable workout of the upper body, including muscle groups in the chest, shoulders, arms, forearms, and wrists.

     Furthermore, it offers the elderly and partially disabled individual (e.g. stroke victims) the opportunity to work in the safety of his/her home and isolate muscle groups that need strengthening and flexibility. There are several models of this product currently available. Due to its potential application as a rehabilitation tool, the Registrant is seeking endorsement from the Medicare administration for use in physical therapy centers and as a prescription items at the disposal of physicians.
Patented HANDI-GYMr is an upper body exerciser that is lightweight, portable, hand-held, and targets more than 80 individual muscles of the arms, hands, shoulders, upper back and chest.

     HANDI-GYMr features a full range of variable resistance power settings that challenge the user as strength increases. Push, pull, twist, turn, or rotate depending upon which muscles you want to work. Easily adjust and set each of three resistance tabs during the workout for a multitude of increased or decreased tension settings. With no springs or elastic bands, tension is constant, resulting in the application of equal resistance to opposing muscle groups including but not limited to the chest, upper back, triceps, forearms, and shoulders.

Pain Relief

     Thousands of years of actual use in the Far East lend credence to the use of Chinese herbal preparations that are vastly superior to any currently available over the counter topical pain reliever. This product is fully developed and can be applied as a spray or in the form of a patch. The Pain Relief formula relies on the analgesic power of those Chinese herbs rather than the ineffective high concentrations of menthol and camphor that characterize the other products that are presently available to the public. In addition to dozens of physicians' offices and pain centers, Pain Relief has been successfully used at Loma Linda University and Cedars Sinai Hospital.

     Traditional Chinese medicine, the greatest treasure of ancient China, has been rooted deeply in Chinese life. Its effectiveness has been proven over the millennia; thus, it has stood the test of time.

     Traditional Chinese medicine is founded on Qi, which is regarded as the vital force or the energy influencing our health. Qi travels in the meridians of the body and nourishes the muscles, joints and bones, so does the blood in the vessels. If Qi and blood are insufficient, stagnated, or blocked, the most common symptom is the feeling of pain. Several Chinese herbs, along with acupuncture, have been found to relieve pain.

     KING CARE was originated from a classic herbal formula more than one thousand years old. After some minor alterations, it was widely used in China and has become a household remedy for pain of the muscles, joints, and bones.

     Among many Chinese herbs, besides natural menthol and camphor, there are Radix Gentianae Macrophyllae, Radix Angelicae
Sinensis, Radix Ledebouriellae, etc. Most importantly, KING CARE is extracted from all Chinese herbs. It is a natural product, but contains no "chemicals."

Topical Fast Relief of Arthritis Pains

     Arthritis is a chronic illness, particularly among the elderly. About 80% of Americans will have some degree of arthritis by the time they reach their seventieth birthday. The most common complaints are the pain and stiffness of the joints.
The most affected areas are the hands, feet, and knees.

     KING CARE is an all-natural herbal formula specific for arthritis, originated and depended upon for hundreds of years. KING CARE provides relief of pains and discomfort of hands, feet, and knees caused by arthritis. It also relieves pains and aches of muscles, joints, and bones that occur in daily life, sports, and physical exertion.

     KING CARE contains more than ten different Chinese herbs known for their improvement of local circulation and anti-inflammatory action. Its effectiveness is usually noticed within minutes. It does not stain clothing and is not greasy; it also contains no animal by-products and is never tested on animals.

Topical Fast Relief of Pains In Sports

     SPORTS CARE is an all-natural herbal formula specific for sport related injuries and proven in China for hundreds of years. SPORTS CARE provides fast relief and soothing of tired, sore, and strained muscles. It also provides powerful relief of pains and aches in muscles, joints, and bones that occur in daily life.

     SPORTS CARE is made from different Chinese herbs known for their improvement of local circulation, soothing of the muscles and topical pain relief. It does not stain clothing, is not greasy, contains no animal by-products and is never tested on animals.

Cutter Clip/Bag Opener

     This is a fully developed product made of plastic, and a hidden, retractable and safe cutting blade that allows the user to slice the bag by sliding the opener across the top, avoiding the all-too-common problem of the contents flying all over the place when the bag is forced or squeezed open. Once the bag is open, the device also seals it back with a durable spring action that clamps the sides of the bag together. This product comes in two sizes and a variety of colors.

Inventory

     In its plans for expansion, the Registrant has decided to use the just-in-time method of production and inventory distribution, thereby, limiting the amount of inventory it keeps to a bare minimum. Typical in the nutriceutical business is a receipt of orders approximately two weeks in advance. This amount of lead-time is ideal for just-in-time inventory planning, since production, bottling, and shipping of the orders requires about one week.

     Retail distributors are typically happy to take receipt of items two or three days early. Therefore, the Registrant will gear its production schedule around guaranteed orders, thus producing in quantities according to specific demand.

     The just-in-time method of inventory planning and delivery is a natural inventory management method because: the existing and proposed products have an expiration date; retailers typically wish for quick product delivery; and production capabilities are expected to be enough to match orders up to a high end of estimated sales. The use of the just-in-time inventory method eliminates the need for complex calculations concerning the optimal use of space to store products.

Competition

     The Registrant has no detailed information concerning its competitors in the Christmas tree preservative market, other than to note that in management's conversations with retail Christmas tree vendors, they were told that in their opinion the competing products are ineffective. In the Registrant's opinion, its has the only efficacious product on the market and hence expect significant market penetration as it has funds to address new markets.

     In the nutriceutical industry there is competition on several levels which are neatly divided into two distinct categories within the industry: multinational nutriceutical research and development companies who outsource their production requirements or who have in-house manufacturing facilities, and the small, independent nutriceutical producers.

     The multinational nutriceutical research and development companies capitalize on their substantial research and development capabilities. Their capital backing, brand recognition, advertising capabilities, sales budgets, and effective distribution channels keep their products on the shelves and in consumers' minds.

     The smaller, independent nutriceutical manufacturers typically have a minimal research and development function consisting primarily of labs used to analyze products other companies introduce. They are usually very small (less than 50 employees), and have limited manufacturing facilities. They usually distribute locally or regionally, occasionally maintaining a regional account in another part of the country. These companies often compete on price due to the limited scope of the their operations. Prima International fits into this industry cluster of independent manufacturers.

Marketing

     The Registrant's marketing campaign is designed to generate awareness of, and educate our targeted user groups about, the products in their respective industries. The Registrant intends to reach potential consumers, retailers and other distributors through print advertising material, participating in trade events, video presentations - tape and CD ROM, direct Solicitation, and Internet advertising.

     The products of the Registrant are principally marketed to wholesale and retail distributors for retail sale to individual purchasers. The sales of some of the products are in fact seasonal in nature, specifically Season's Greenings, designed and marketed for use with Christmas trees. However, as with most Christmas products, sales begin in the early part of the year and extend to the holiday season.

Print Advertising Material.

     The Registrant has developed material for use in printed promotions. The Registrant utilizes pamphlets and flyers containing product-specific information to disseminate in direct mailings or in direct contact with potential purchasers and suppliers. These handouts are designed to provide a brief overview of the potential benefits of the products to generate awareness of their capabilities and benefits. In addition, the Registrant advertises its products in trade publications and periodicals. The Registrant's advertisements are generally similar to its flyers and pamphlets in design and content.

Trade Events.

     During the test marketing phase the Registrant attended five industry-related trade shows during the summer of 2000 in the following cities: Rochester, New York; Portland, Oregon; San Martin, California; Greensboro, North Carolina; and St. Paul, Minnesota. At each event, the Registrant maintained an exhibition booth that prominently promotes our brand and the Season's Greenings product. The booth features print advertising materials for interested conventioneers. The booth was staffed with company employees, who are able to assist visitors with questions regarding the company and its products. The Registrant believes that trade shows are an important networking opportunity. The Registrant intends to continue to attend such events to maximize its marketing efforts, but until financing is secured by the Registrant, it will be unable to do so.

Video Presentations - Tape and CD-ROM.

     The Registrant has developed two Season's Greenings presentations containing our advertising and marketing materials.
The Registrant uses these media in presentations to prospective customers, including retailers and individual consumers. The video presentations educate users about the application and potential benefits of the Season's Greenings Christmas tree preservative. Additional video presentations will be produced to support the sales and marketing of our new product offerings, as necessary.

Direct Solicitation.

     The Registrant has and will continue to use its staff and resources to make direct sales calls on potential customers. The Registrant will especially focus on direct marketing contacts with independent and regional retail sellers. The Registrant's direct involvement in marketing will both help to generate potential sales and help to constantly re-evaluate its selling basis and the effectiveness of the promotional message.

     In addition to the direct contacts with hundreds of potential customers at five trade shows in the year 2000, the company's staff has made direct sales calls with the operators of 43 Christmas tree lot operators in San Diego, Orange, and Riverside, California counties. In addition, such persons have made direct sales calls on five independent regional distributors of Christmas trees in the same areas.

Internet Advertising.

     The Registrant has implemented and is generating new business leads from its Internet site at www.primainternational.biz. The web site provides information regarding the Registrant, as well as the Season's Greenings product. The intention is to use the web site as a complementary advertising medium and method for selling the Registrant's products. The Internet allows the Registrant to disseminate product information and respond to frequently asked questions about our product. Our web site also serves as an e-commerce mechanism. The Registrant has the ability to process sales through the site. To date, the Registrant has sold a minimal amount of the Season's Greenings Christmas tree formula over the Internet, but the Registrant feels that this medium will prove to provide a viable source of revenues in the future.

     On average, the Registrant receives 421 user hits per week. This average is smoothed for the year, so it does not show the increased volume of activity during the winter holiday months which is the Registrant's peak season for Season's Greenings. From late November through December, the Registrant has experienced weeks with over 2,200 hits per week.

Target Markets.

The Christmas Tree Industry

     Based on the Registrant's own research and data provided by the National Christmas Tree Association and various regional
Christmas tree growers associations, the Registrant is aware that:

     Over 28 million natural Christmas trees are sold in the United States each year (based on face-to-face and telephone conversations with three of the principal Christmas tree growers in the Pacific Northwest); most are produced on Christmas tree farms concentrated in the Pacific Northwest, the upper mid-west, the Carolinas and Georgia.

     The trees are distributed throughout the U.S. by thousands of independently owned and operated tree lots and, increasingly, through large nationwide grocery, hardware and home center chains.

     Freshly cut Christmas trees have seen increasing market share go to artificial trees and live trees. A principal factor in market share reduction has been a consumer fear of fire hazards associated with live trees, coupled with the problem of needle drop. Needle drop reduces the attractiveness of the tree and makes after-Christmas cleanup an unwelcome chore.

Odor Control

     The control of odors in motor homes, recreational vehicles and pleasure boats represents a serious, ongoing problem for the owners of such vehicles. Products presently on the market, other than that of the Registrant, are principally aimed at covering up such odors rather than eliminating them, they are expensive and widely perceived by consumers as only marginally effective.

The Cut Flower Industry

     According to the Society of American Florists, sales of cut flowers in the United States were projected to exceed $16 billion in the year 2000, continuing the steady growth trend in cut flower sales over the past decade. Flowers imported into the United
States accounted for almost 70% of all domestic retail floral sales. The transport time associated with imported flowers has exacerbated the long-standing problem of product perishability in the flower industry and increased the industry's need for products and procedures, which can maximize the serviceable life of their product.

Nutriceuticals

     In introducing Zoom to the market, the Registrant has set its objective at capturing a 1 to 5% local market share in the twelve months following the product's rollout. In the longer term, the company will seek to capture 1% of the national market for each of its products within the next five years, combining Zoom, Zyox, nicotine spray, and the moth-repellent.

     These objectives will be pursued through an aggressive pull strategy of advertising and promotions aimed at end-users of the Prima International products. This approach is designed to stimulate demand at the retail level by promoting the products to consumers who will then seek to find the specific products on the shelves of the local retail stores.

     This strategy will be supplemented with a direct-sales push aimed specifically at purchasing agents of high-quality chain stores. This push strategy is intended to communicate a specific message about the Prima International products -- that the products will appeal to consumers more readily than products from competitors who are unwilling or incapable of guaranteeing their content. A secondary message aimed at retailers will emphasize that Prima's products will be delivered more quickly and more reliably than those of other competitors.

     Since many of the potential retailers being targeted are familiar with similar products, Prima International will emphasize the selling features of its products, such as high quality, content, purity, ease of administration and method of absorption.

     Finally, Prima International plans to use its growing customer base in the first two years to slowly expand its market concentration into other regions of the country. As the company grows and the marketing budget increases, Prima International will slowly capitalize on its brand recognition in it regional base in order to increase marketing and promotions activities in other regions and countries.

Marketing Objectives

     The Registrant intends to achieve its short-term objectives through an aggressive strategy, involving heavy advertising and promotions based on its themes of product quality, reliability, and effectiveness. The longer-term objective will be met by gradually relying more on brand identity and name recognition.

     The selling advantage of the Registrant is its ability to induce both price-sensitive and value-oriented consumers to purchase its products through clever promotions and packaging. It hopes to use its expansion as a mechanism to amplify these advantages substantially.

     While other companies are involved in the nutriceutical business, the Registrant believes those companies have taken an improper approach to packaging and promotion of their product. Most independents have packaged their products by emphasizing their name and by utilizing clever graphic designs, not necessarily creating a better product or a product that is more easily administered or better absorbed.

     The Registrant's market research, as well as some recent articles in economics journals suggests that nutriceuticals are one product type in which many consumers believe that the products coming from well-known companies, e.g. The Good Earth, are substantially different (i.e. better) from those from their competitors.

     This line of thought has been well-promoted by large multinational companies, and has fostered the impression from consumers that products from major nutriceutical companies are significantly better than their smaller competitors in their ability to cure product-specific ailments. However, little has been done by the independent producers to attempt to counter that image. The Registrant is determined to prove that concept wrong.

     The Registrant believes that independent nutriceutical companies are doing themselves a disservice by appealing to customers' sensitivity to brand name or alleged content of active natural substances alone. The Registrant believes it can attract a much more broad-based appeal if its packaging, labels and in-store promotions are as quality-oriented as its large counterparts, particularly if their stated content of those substances is lower than what the label reflects or the emphasis is on taste rather than content, a phenomenon that has been consistently observed.

     The Registrant intends to sell its program of packaging and promotions not only to consumers, but also to distributors as a reason its value products will actually sell more than one of the other independents'. It believes that consumers notice the higher quality, and are educated by the Registrant's labelling and promotions.

Pricing Strategy

     Almost all of the independent companies tend to stay in the same price ranges for their products, since variable costs such as chemicals and raw materials tend to be consistent the world over. Those competitors that substantially exceed the lower tier price range or try to undercut it are not able to maintain a competitive position for long.

     Those who undercut the lower price range set by the market simply cannot sustain such a small profit margin. Likewise, those who exceed the upper end of the range price themselves in the tier where they compete with the high-end products from better known and established manufacturers. As a result, sales plummet because they cannot compete with the market leaders' advertising and promotions efforts to establish loyalty to their particular brand.

     Thus, the Registrant believes that its pricing policy is very much in line with the industry standard for the independents.

Distribution Strategy

     The Registrant's distribution chain will involve the following steps:

     First, the company will source the chemical and raw material inputs from various suppliers on short-term contractual grounds as needed. These transactions will be initially conducted directly by the owners. In the future, they may need to be brokered by a middleman who will shop the chemical and raw materials markets as demand conditions dictate to find the best prices for the Registrant. As the Registrant begins to form more industry relationships and as the company establishes a steady production schedule, the supply channels are expected to become more concrete and longer-term.

     Second, the Registrant will source its packaging and labelling products in the same manner, where short-term needs will be met as demand conditions dictate until a routine operating schedule is in place. Bottles to contain Zoom, Zyox and Odora will be ordered directly from the manufacturers as will the cardboard boxes that will house cases of the end products.

     Third, the Registrant intends to use International Wholesale Supply to distribute to retail chains. In order to keep inventory to a bare minimum, the production schedule for the Registrant products will be driven by new orders. Prima International will guarantee that the company can fill and deliver those orders anywhere in the USA in 3 weeks or less.

Milestones

     The Registrant's current milestones are related to new product deployment and sales. The following sets forth the timeline for these deployments as well as the estimated costs associated with them:



   Milestones                  Plan
Milestone                    Start Date      End Date     Budget     Manager     Department
Listing on Stock Market       3/14/02        3/31/03      $0         CEO         Admin
Launch Zyox                   6/1/02         7/31/03      $5,000     COO         Sales
Launch Lungsaver              7/1/02         8/31/03      $10,000    COO         Sales
Launch No-stink Moth Away     8/1/02         8/31/03      $8,000     COO         Sales
Launch Bag opener             9/1/02         12/1/03      $5,000     COO         Sales

Totals                                                    $28,000


Future Products

     In addition to the current product line, the Registrant is in the constant pursuit of developing and testing new products. These have not yet been released, such releases being placed on indefinite hold due to lack of funds for completion of packaging and production of initial inventories. These products are:

Zyox

     Production for Zyox is set to begin shortly. A test-market batch is ready. This is a combination of amino-acids and vitamins to help the recovering addict replenish the building blocks of neurotransmitters in the brain, liver and immune system that months or years of alcohol or drug use and abuse have depleted. Medical research offers ample documentation of the damage caused by inadequate nutrition and chemical abuse. Zyox targets the depleted and deficient organs that cannot recover, let alone function normally unless those essential vitamins and amino acids are supplied. Due to its formula, Zyox will offer the recovering addict not only those building blocks but also a smoother period of withdrawal and a greatly increased chance of success in maintaining abstinence.

     Zyox is provided in two forms. A slow-release capsule is to be taken several times daily. A spray form provides a quick booster for the individual whose craving for chemicals is intense, thereby maximizing the effectiveness of this product.

     Our research has shown that products containing a fraction of the vitamins and amino acids provided by Zyox are very popular and report significant sales via the Internet. Zyox will appeal not only to the individual fighting addictions, but also to specialized treatment facilities. Thus, it will be produced in two different packages for individual and institutional use.

     This recovery support protocol was formulated for two entirely different groups:

     Those afflicted with the disease of substance addiction
(alcohol, drugs) and those who have tried to cut down or would like to cut down on their alcohol consumption (problem drinkers).

     GOAL: To provide a nutriceutical compound that assists in diminishing the negative physiological or psychological impact of abrupt cessation of the use of alcohol and other mind-altering substances. It is intended that our product will replace the use of psychotropic drugs in the rehabilitation process, since these drugs are expensive and have a multitude of side effects.

     Drugs and alcohol have inhibited and drastically altered the natural functions of the abuser, hence, creating excessive deficiencies. Our compound does not produce a drug response, but rather assists the body's natural pathways, neurotransmitters and enzymatic actions. In short, our formula replenishes and balances. It enhances the body's natural response to addiction. It is 100% natural and totally non-addictive. The removal of one's "drug of choice" can put a person into clinical anxiety, depression, confusion, frustration, irritability, and insomnia. In addition, the individual is beset with uncontrollable cravings. Most abusers have become woefully deficient in B vitamins and Magnesium, all of which are required for the central nervous system to function normally. Our compound helps strengthen and restore the nervous system via an encapsulated method or by an oral spray dispenser.

     Our compound is intended to accomplish the following

     Cravings: Craving can be greatly minimized with L-Glutamine

     Blood Sugar Balance: Chromium picolinate assists in
     balancing blood sugar levels and preventing hypoglycemia
     (low blood sugar.... major problem with alcoholics).

     Relaxation: Our amino acids; 5 HTP, Tyrosine and GABA all work, synergistically, to calm and relax, while also elevating the mood. Some medical practitioners use them in place of prescription drugs.

     Stress: Pantothenic acid is sometimes referred to as an anti-stress nutrient, because it plays a role in the function of the adrenal gland.

     Purifies: Nux voniica helps to detoxify the body.

     Liver Detoxification: Milk thistle is the primary herb for all liver diseases. It contains Silymarin and other substances that restore and protect liver function.

LungSaver

     This nicotine spray is in its final developmental phase. Despite the claims of many groups that allege that nicotine is a strongly addictive chemical in the same category as "hard drugs", nowhere in the medical and research literature is there any evidence that nicotine is damaging. In fact, a recent study from John Hopkins Hospital reveals that nicotine enhances the growth of new blood vessels in the heart muscle, helping individuals prone to heart attacks or who already have suffered from a heart attack. Other studies suggest that nicotine can prevent or ameliorate Parkinson's Disease and may have a similar effect on Alzheimer's Disease.

     There are multiple forms of over the counter nicotine products available to the public. The best known is chewing gum.
Chewing gum provides the user with different quantities of nicotine, released as the gum is masticated. Other products like nicotine water demand that the user carry an 8 or 16 ounce bottle of water and consume the entire bottle in order to get the nicotine equivalent to a cigarette. Our spray, on the other hand, is a small device containing a pleasant combination of nicotine in a concentrated form. All the user requires is a few sprays, thus obviating the need to pack several bottles of water into work, a restaurant, a public place, or an important meeting. The spray bottle is small enough to be carried in a shirt pocket and is virtually indistinguishable from a breath-refreshing product to surrounding people. Only the user knows this is a safe form of nicotine.

NoStink-MothAway

     This moth repellent is being developed. Traditionally, Middle Eastern countries have been weaving wool for millennia. From generation to generation, the secret to keeping moths and other fabric-eating insects at bay has been to spread a mixture of different herbs and leaves at the bottom of the storage space. These natural products release chemicals into the confined area that makes it unsuitable for moths. In this country, that principle is partially applied when closets are lined with cedar. Unfortunately, unless the cedar lining is regularly sanded to release the chemicals, it becomes totally ineffective. Moth balls (paradichclorobenzene) do the job, but can be smelled not only by the wearer of the particular garment but also by everyone else who ventures to get within 10 feet of the mothballed clothing. In addition, mothballs are very short lived. Our product takes advantage of that proven method used in the Middle East to repel moths without the unpleasant smell of the Western mothballs. The product will be liquefied and packed in a container from which it is gradually released over an extended period.

NS-18

     NS-18 is a liquid compound designed to extend the life of cut flowers by 8 to 14 days, while maintaining their natural color, texture, and fragrance. This statistic is based on extensive in-house testing conducted by company technical personnel. Double blind experiments have demonstrated that the serviceable life of roses and other types of cut flowers has been lengthened by that amount versus controls (untreated flowers of the same variety). This will also help to reduce spoilage and improve consumer satisfaction with flower purchases. The product is sold as a concentrated solution that is added to water that the flowers are kept in, acting to maintain the purity of that water, the integrity of the plant's vascular tissues and the water-holding capacity of the flowers. However, the product has only been extensively tested on roses, daisies, phlox, larkspurs, and certain lilies. There is no guarantee that it will be equally effective on species that have not yet been tested. Company management is unaware of any flower life-extending product whose formula, mode of action and/or efficacy is comparable to that of NS-18.

Prevent-It

     This product is a spray on shirt collar soil guard undergoing development and testing. The product appears to work extremely well, but, presently, is too pungent.

ITEM 2.  PROPERTIES.

     The Registrant is provided office space without cost by a
shareholder of the company.    The facility is an 800 square foot
office that serves as the administrative offices for the Registrant. All product development and manufacturing is done by outsourcing throughout Arizona and southern California. It currently does not own any equipment at that location.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Registrant's Board of Directors unanimously approved the following by written consent of the Directors on December 3, 2001: (a) approve an Agreement and Plan of Merger by and between Syconet.com, Inc. (Delaware) and the newly incorporated
Syconet.com., Inc. (Nevada) (with a common stock par value of $0.001); and (b) amend the Articles of Incorporation of the new Nevada company to increase the authorized shares of that company to 500,000,000. The Registrant received the consent of a majority of the outstanding shares of common stock for the Registrant for such actions. The filing of Articles of Merger, which has the effect of redomiciling the Registrant to Nevada, and the filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State, were both filed on April 12, 2002 (a date which is more than twenty days after the filing of this Definitive Information Statement (Amendment
No. 1) with the Securities and Exchange Commission on March 5, 2002).

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "SYCD". With the change in the name of the Registrant to Point Group Holdings, Incorporated, the symbol changed to "PGHI" on December 13, 2002. The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                       High      Low

Quarter Ended December 31, 2001        .004      .0001
Quarter Ended September 30, 2001       .0001      .006
Quarter Ended June 30, 2001            .001      .0001
Quarter Ended March 31, 2001           .001      .0001

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2001

                                       High      Low

Quarter Ended December 31, 2001        0.03      0.01
Quarter Ended September 30, 2001       0.04      0.01
Quarter Ended June 30, 2001            0.07      0.02
Quarter Ended March 31, 2001           0.17      0.03

Holders of Common Equity.

     As of March 1, 2003, there were approximately 146 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2002.

     (a) On August 19, 2002, the Registrant issued 8,662,800 shares of common stock to Four Winds Associates as reimbursement of certain expenses advanced by the Registrant on behalf of the Registrant in the amount of $54,997 ($0.006 per share).

     (b) On September 9, 2002, the Registrant issued 1,300,000 shares of common stock to Four Winds Associates as reimbursement of certain additional expenses advanced by the Registrant on behalf of the Registrant in the amount of $8,218 ($0.006 per share).

     (c)  On September 24, 2002, the Registrant issued a total of
78,300,000 shares of common stock to three individuals (two of whom are directors of the Registrant) in connection with the acquisition of all the issued and outstanding common stock of AmCorp Group, Inc. under an acquisition agreement dated September 13, 2002.

     (d) On December 10, 2002, the Registrant issued a total of 27,889,801 shares of common stock to a total of 64 individuals and companies (a majority of which are accredited investors in connection with the acquisition of all the issued and outstanding common stock of Naturally Safe Technologies, Inc. under an acquisition agreement dated October 31, 2002.

     No commissions were paid in connection with these issuances.
These issuances were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sales were made to a sophisticated or accredited investors, as defined in Rule 502;

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

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6. PLAN OF OPERATION.

     The following Plan of Operation should be read in conjunction with the financial statements and accompanying notes included in this Form 10-KSB.

Financial Overview.

     Since inception through December 31, 2002 the Registrant has incurred losses resulting in an accumulated deficit at December 31, 2002 of approximately $8.5 million. Currently, the Registrant during the period of October 1, 2002 through December 31, 2002 has begun to implement its business model by acquiring Naturally Safe Technologies, Inc. and its wholly owned subsidiary Prima International, LLC in October, 2002.

Liquidity and Capital Resources.

     As of December 31, 2002 and 2001, the Registrant's cash position was $22,530 and $0.00 respectively.

     Prior to 2002, the Registrant has funded its operations primarily through private equity financing from accredited investors pursuant to Regulation D, which is a limited offer and sale of securities without registration under the Securities Act of 1933. During the twelve months of 2002, net cash provided by financing was $322,072 as compared to $51,502 provided by financing during the twelve months of 2001.

     The Registrant has made no provision for any current or deferred U.S. federal, state income tax or benefit for any of the periods presented. The Registrant cannot provide an assurance as to when profits will materialize, if at all. Therefore, the Registrant cannot predict when it can use the net operating loss carry-forwards, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the Registrant's ability to realize the related tax benefit, it has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards ("NOL"). Because of an ownership change, the NOL's will be substantially reduced.

     Net cash (used) in operations was $(292,228) during the 2002 compared to $(70,234) during the comparable period of 2001. Net cash provided by in investing activities was $(7,314) and $0 for the same period of 2002 and 2001, respectively.

     Net cash provided in financing activities was $322,072 and $51,502 for the same period of 2002 and 2001, respectively. Net increase in cash was $22,530 during 2002 compared to $0 during 2001, respectively.

     The Registrant's accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Registrant is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Registrant has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Registrant incurred accumulated net losses through the year ended December
31, 2002 of $8,557,563. In addition, the Registrant's development activities since inception have been financially sustained by capital contributions. It is expected that with the addition of acquisitions during 2003 the Registrant will develop cash flow in 2003.

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

Acquisition of Operating Company (Current)

     In October 2002 the Registrant acquired its first operating company, Naturally Safe Technologies, Inc. and its wholly owned subsidiary Prima International, LLC these subsidiaries reported revenue of $148,816 at the close of December 31, 2002.

     Both Naturally Safe Technologies, Inc. and Prima
International, LLC will continue to grow their sales of their five current products and the development of new products with the added management and capital from the parent company during 2003.

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

(c)  Management Criteria

     The Registrant has a management team strategy that allows it to evaluate its potential portfolio companies independent from each other to determine their suitability. This strategy imposes the following criterion on potential portfolio companies:

     1. An operating history of at least two complete fiscal years, or net income of greater than $200,000 for the previous fiscal year, or future potential revenue that management considers important, or net assets of $1,000,000 or greater;

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

     The Registrant has incurred losses from operations: $646,939 for the year ended December 31, 2001, and $885,163 for the year ended December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $8,589,016. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b) Need for Additional Financing May Affect Operations and Plan of Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to approximately $500,000 over the twelve months from December 31, 2002 for these purposes.

     There is no guarantee that these funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Registrant to fully implement its business plan. Thus, the ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(c)  No Assurance of Protection of Proprietary Rights May Affect
Ability to Manufacture Products.

     The Registrant's success and ability to compete will be dependent in part on the protection of its patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

     The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Registrant currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Registrant, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect our business and adversely our revenues.

(d)  Product Errors Could Affect Impact Business of the Registrant.

     The Registrant develops products that are complex, and the products it produces may contain undetected errors when first introduced or when new updated versions are released to the marketplace. Despite the Registrant's rigorous product testing procedures and testing by current and potential customers, it is possible that errors will be found in new products or upgrades after commencement of commercial shipments. The occurrence of product defects or errors could result in adverse publicity, delay in product introduction, diversion of resources to remedy defects, loss of or a delay in market acceptance, claims by customers against us, or could cause us to incur additional costs, any of which could adversely affect our business.

(e)  Dependence on Outsourced Manufacturing May Affect Ability to
Bring Products to Market.

     The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner

(f)  No Assurance of Market Acceptance May Affect Ability to Sell Products.

     There can be no assurance that any products successfully developed by the Registrant or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The Registrant's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators.

(g)  Substantial Competition May Affect Ability to Sell Products.

     The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Some competitors in its industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies that will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

     The Registrant's current and future competitors may develop products or systems that may be comparable or superior to those developed by it or adapt more quickly than it to new technologies, evolving industry standards or customer requirements. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

(h)  Government Regulations May Affect the Ability of the
Registrant to Operate.

     Because the Registrant intends to sell its products internationally, as well as domestically, it must comply with federal laws that relate to the export and applicable foreign government laws regulating the import of our products. However, the federal government may rescind these approvals at any time.

     Additionally, the Registrant may apply for export approval, on a specific case by case basis, for specific future products. It is possible that the Registrant will not receive approval to export future products on a timely basis, on the basis we request, or at all. As a result of government regulation of its products, the Registrant may be at a disadvantage when competing for international sales with foreign companies not subject to these restrictions.

     Various aspects of the Registrant's business are subject to governmental regulation in the United States and other countries in which it operates. Failure to comply with such regulation may, depending upon the nature of the noncompliance, result in the suspension or revocation of any license or registration at issue, the termination or loss of any contract at issue or the imposition of contractual damages, civil fines or criminal penalties. The Registrant has experienced no material difficulties in complying with the various laws and regulations affecting its business.

(i)  Other External Factors May Affect Viability of Registrant.

     The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(j)  Control by Officers and Directors Over Affairs of the
Registrant May Override Wishes of Other Stockholders.

     The Registrant's officers and directors beneficially own approximately 58% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that affect the Registrant. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant.

     Therefore, the success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Registrant unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

(l) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(m)  Potential Conflicts of Interest May Affect Ability of
Officers and Directors to Make Decisions in the Best Interests of
Registrant.

     The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(n)  Non-Cumulative Voting May Affect Ability of Shareholders to
Influence Registrant Decisions.

     Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(o)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(p)  No Assurance of Continued Public Trading Market and Risk of
Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(q)  Shares Eligible For Future Sale.

     Approximately 165,000,000 shares of common stock that are controlled directly or indirectly by affiliates of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December
31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 14.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on August 19, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Smith & Registrant, was dismissed. This dismissal was approved by the Board of Directors. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2001. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Registrant's two recent fiscal years and the subsequent interim period preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item
304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's dismissal.

     (b) Effective on August 19, 2002, the firm of George Brenner, C.P.A was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant nor someone on its behalf consulted the newly engaged accountant regarding any matter.

     (c)  Effective on February 17, 2003, Mr. Brenner resigned.
This accountant never performed any auditing functions for the Registrant.

     During the Registrant's most recent fiscal year and the subsequent interim period preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item
304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's most recent fiscal year and the subsequent interim period preceding the former accountant's resignation.

     (d) Effective on March 30, 2003, the firm of Beckstead and Watts, LLP has been engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Officers and Directors.

     The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and qualified. Directors are elected for a one-year term at the annual stockholders' meeting.
Officers will hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     On September 12, 2002, Gary Borglund and Richard Nuthmann resigned as directors of the Registrant (after appointing the current directors).

John Fleming, President/Secretary/Director

     Mr. Fleming, age 54, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the past 5 years (before joining the Registrant in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

I. Matt Sawaqed, Director

     Mr. Sawaqed, age 44, became the executive vice president and General Manager of KENT North America, a manufacturer and distributor of confectionary products, in 1995. Within 18 months after joining this firm, KENT's products were represented in over 20,000 retail stores.

     In 1999, Mr. Sawaqed became president and CEO of Solutions by Magnasoft Inc., a mobile asset-management software company. He was hired to arrange the required funding and guide the company from research and development to a fully developed commercial product. In just over one year, this company successfully launched its products.

     In 2001, Mr. Sawaqed joined Mytee Products, Inc. as a part-time management consultant. In January 2002, he came on board full-time and assumed the positions of CEO and a director.
Mark Crist, Director

     Mark Crist, 44, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dun & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests. Since 1996, Mr. Crist has held the position of President and CEO of GamesGalore.com, Incorporated. That company supplies Trivia contest content to users of America Online, and since its founding has asked in excess of 300,000 trivia questions of in excess of 1.5 million AOL users. The company's live, chatroom-format games have proven to be one of the most popular features of the AOL service with many of its members. Mr. Crist is an alumnus of California State University at Northridge.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2002, and certain written representations from executive officers and directors, the Registrant is aware that the following required reports were not timely filed: (a) Form 3's for John Fleming and I. Matt Sawaqed (both of which have been prepared and filed with the SEC); and (b) Form 3 for Mark Crist, which is in the process of being prepared for filing. The Registrant is not aware of any other such required reports that have not been timely filed.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2002 and for the two prior years.

                       Summary Compensation Table.


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

John Fleming,   2002       -       -         -            $100,000         -             -         -
President

Gary Borglund,
Former
president (1)   2002       -       -         -                -            -             -         -

William Spears,
former CEO (2)  2001       -       -         -                -            -             -         -
                2000    $175,308   -         -                -       500,000            -         -

Gary Fox,
former
President (3)   2001        -      -         -                -             -            -         -

Sy R. Picon,
former CEO (4)  2000    $153,752   -         -                -             -            -         -


(1) Mr. Borglund was appointed president on April 28, 2001 and resigned on September 12, 2002.

(3) Mr. Spears was appointed CEO in June 2000 and resigned on April 28, 2001.

(4) Mr. Fox was appointed President on April 28, 2001 and resigned on January 21, 2002.

(4)  Mr. Picon resigned as CEO in June 2000.

     Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the Board of Directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the Board of Directors or management committees.

Employment Contracts.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 10, 2003 (283,571,449 issued and outstanding) by (i) all shareholders known to the Registrant to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Registrant as a group. Except as may be otherwise indicated in the footnotes to the table, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

Title of Class Name and Address                  Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                     Owner (2)

Common Stock   John Fleming                       131,320,000          46.31%
               2240 Shelter Island Drive
               Suite 202
               San Diego, CA 92106

Common Stock   I. Matt Sawaqed                     32,320,000          11.40%
               2240 Shelter Island Drive
               Suite 202
               San Diego, CA 92106

Common Stock   Damon Fleming                       15,660,000           5.52%
               2240 Shelter Island Drive
               Suite 202
               San Diego, CA 92106

Common Stock   Mark Crist                           1,750,000           0.62%
               2240 Shelter Island Drive
               Suite 202
               San Diego, CA 92106

Common Stock   Shares of all directors and        165,390,000         58.32%
               executive officers as a group (3
               persons)

(1) Except as noted, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the last two fiscal years, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders other than as set forth below:

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

     (e) On September 17, 2001, the Registrant issued 10,000,000 shares of restricted common stock to Four Way Associates, Inc. as reimbursement for expenses of the Registrant paid by Four Way in the amount of $20,000. There is no written documentation on this transaction.

     (f) On September 13, 2002, the Registrant entered into an acquisition agreement with the shareholders of AmCorp Group, Inc., a privately held Nevada corporation. Under the terms of this agreement, on the closing date, the parties exchanged common stock on a 1-for-1 basis, with AmCorp selling to the Registrant all of its issued and outstanding shares. Mr. Fleming served as the authorized representative of the shareholders of AmCorp.

     (g) On October 31, 2002, the Registrant entered into an acquisition agreement with the shareholders of Naturally Safe Technologies, Inc., a privately held Nevada corporation. Under the terms of this agreement, on the closing date, the parties exchanged common stock on a 1-for-1 basis, with Naturally Safe exchanging with the Registrant all of its issued and outstanding shares. Messrs. Fleming and Sawaqed were shareholders of Naturally Safe.

     (h) The Registrant is provided office space without cost by Mr. Fleming. The facility is an 800 square foot office that serves as the administrative offices for the Registrant.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange
Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief
Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

ITEM 14.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

     (a) An amended Form 8-K filed on November 5, 2002 to include the letter from Smith & Company, the prior independent accountant for the Registrant, regarding its agreement with the statements made by the Registrant in the amended Form 8-K in response to Item 304(a)(1) of Regulation S-B.

     (b) A Form 8-K filed on November 13, 2002 to disclose that on October 31, 2002 the Registrant entered into an acquisition agreement with the shareholders of Naturally
     Safe Technologies, Inc., a privately held Nevada corporation.

Index to Financial Statements.

                                                                     Page

Independent Auditor's Report                                           43

Consolidated Balance Sheet as of
December 31, 2002                                                      44

Consolidated Statements of Operations for the years ended
December 31, 2002 and December 31, 2001                                45

Consolidated Statement of Changes in Stockholders' Equity
for the years ended December 31, 2002 and December 31, 2001            46

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and December 31, 2001                                48

Notes to Consolidated Financial Statements                             50

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Point Group Holdings, Incorporated


Dated: April 14, 2003                   By: /s/ John Fleming
                                        John Fleming, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                            Date

/s/  John Fleming          President/Director               April 14, 2003
John Fleming

/s/  I. Matt Sawaqed       Director                         April 14, 2003
I. Matt Sawaqed

/s/  Mark Crist            Director                         April 14, 2003
Mark Crist

                                  CERTIFICATION

I, John Fleming, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Point
Group Holdings, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003                           /s/ John Fleming
                                                John Fleming, President

                           BECKSTEAD AND WATTS, LLP
                         Certified Public Accountants
                            3340 Wynn Rd., Ste. B
                             Las Vegas, NV 89102
                                 702.257.1984

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Point Group Holdings, Incorporated
San Diego, California

We have audited the Balance Sheet of Point Group Holdings, Incorporated (the "Company"), as of December 31, 2002, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Point Group Holdings, Incorporated, as of December 31, 2002, and its related statements of operations, equity and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, Nevada
April 13, 2003


                      POINT GROUP HOLDINGS, INCORPORATED
                        (formerly Syconet.com, Inc.)
                        CONSOLIDATED BALANCE SHEET

                                                            December 31
                                                                 2002
Assets

Current assets:
Cash and equivalents                                        $       22,530
Accounts receivable                                                  8,137
Inventory                                                           21,221
Total current assets                                                51,888

Fixed assets, net                                                    7,314

Other assets                                                        11,608

                                                                    70,810

                     Liabilities and Stockholders' (Deficit)

Current liabilities:
Accounts payable and accrued expenses                              961,707
Notes payable                                                      278,313
Other liabilities                                                  323,050
Total current liabilities                                        1,563,070

Stockholders' (deficit):
Preferred stock, authorized 500,000 shares;
no shares issued and outstanding                                         -

Common stock, $0.001 par value, 500,000,000
Shares authorized, 283,571,449 shares issued and
outstanding                                                        283,571
Additional paid-in capital                                       6,781,732
Retained (deficit)                                              (8,557,563)
                                                                (1,492,260)
                                                                    70,810

             See accompanying notes to consolidated financial statements


                       POINT GROUP HOLDINGS, INCORPORATED
                         (formerly Syconet.com, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years Ended
                                                  December 31     December 31
                                                       2002          2001

Revenue                                           $     202,234   $     25,446
Cost of revenues                                         99,541         91,328
                                                        102,693        (65,882)
Expenses
Selling, general and administrative expenses            109,468        124,817
Amortization of deferred compensation
related to stock options                                      -        116,275
Officer compensation                                    102,000
Consulting fees                                         271,315              -
Professional fees                                        57,385              -
Loss from impairment of goodwill                        116,809              -
Restructuring and other non-recurring charges                 -        335,891

                                                        656,977        576,983

Net operating (loss)                                   (554,284)      (642,865)

Other income (expense):
Interest expense                                       (362,848)        (4,074)
Debt forgiveness                                         31,453              -
Interest income                                             516              -

Net (loss)                                             (885,163)      (646,939)

Stockholders' Equity:
Weighted average number of common
shares outstanding - basic and fully diluted         92,092,740     34,397,875

Net (loss) per share - basic and fully diluted            (0.01)         (0.02)

           See accompanying notes to consolidated financial statements


                        POINT GROUP HOLDINGS, INCORPORATED
                           (formerly Syconet.com, Inc.)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                              Common Stock
                                                    Additional                                    Total
                                                     Paid-In       Deferred       Retained    Stockholder's
                            Shares      Amount       Capital      Compensation     Deficit       Equity

Balance as of
December 31, 2000          31,730,000   $     3,173 $ 6,714,203   $   (116,275)   $(7,025,461) $  (424,360)

Shares issued for services  3,825,000           383      51,119                             -       51,502

Amortization of deferred
compensation                                                           116,275                     116,275

Cancelled shares           5,000,000          (500)     (39,500)                                   (40,000)

Shares issued for
services                  10,610,000         1,061       30,939                                     32,000

Net (loss) for the
ear ended
December 31, 2001                                                                    (646,939)    (646,939)

Balance as of
December 31, 2001         51,165,000         4,117    6,756,761              -     (7,672,400)    (911,523)

Shares issued for
consulting services        5,500,000         5,500            -                                      5,500

Recapitalization
Adjustment                         -        47,048      (47,048)                                         -

Shares issued for
debt settlement            8,662,800         8,663       46,334                                     54,997

Shares issued for
consulting services        3,753,848         3,754      18,769                                      22,523

Shares issued for
consulting services        5,000,000         5,000           -                                       5,000

Shares issued for
debt settlement            1,300,000         1,300       6,916                                       8,216

Shares issued for
business acquisition      78,300,000        78,300           -                                      78,300

Shares issued for
business acquisition      27,889,801        27,890           -                                      27,890

Shares issued to
officers for
compensation             102,000,000       102,000           -                                     102,000

Net (loss) for the year
ended
December 31, 2002                                                                    (885,163)    (885,163)

Balance as of
December 31, 2002        283,571,449     $283,571      $6,781,732             -    (8,557,563)  (1,492,260)


                  See accompanying notes to consolidated financial statements


                               POINT GROUP HOLDINGS, INCORPORATED
                                  (formerly Syconet.com, Inc.)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Years Ended
                                                 December 31,     December 31,
                                                    2002             2001

Cash flows from operating activities
Net (loss)                                       $   (885,163)   $   (646,939)
Adjustments to reconcile net (loss)
to cash (used) by operating activities:
Shares issued for consulting services                  33,023               -
Shares issued to officers for compensation            102,000          32,000
Depreciation expense                                        -          44,059
Amortization of deferred compensation
related to stock options                                    -         116,275
Loss on disposal of property and equipment                  -         335,891
Loss from impairment of goodwill                      116,809
Changes in assets and liabilities:
(Increase) decrease in accounts receivable             (8,137)         35,965
(Increase) decrease in inventory                      (21,221)         91,328
Decrease in other assets                              (11,608)          5,156
Increase in other liabilities                         282,839               -
Increase (Decrease) in accounts payable
and accrued expenses                                 112,926          (83,969)
Net cash (used) by operating activities             (278,532)         (70,234)

Cash flows from investing activities
Purchases of fixed assets                             (7,314)               -
Net cash (used) by investing activities               (7,314)               -

Cash flows from financing activities
Proceeds from notes payable                          308,376                -
Proceeds from issuance of stock                            -           51,502
Net cash provided by financing activities            308,376           51,502

Net increase in cash                                 22,530           (18,732)
Cash and equivalents- beginning                           -            18,732
Cash and equivalents - ending                        22,530                 -

Supplemental disclosures:
Interest paid                                             -                 -

Non-cash transactions:
Shares issued for consulting services                33,023                 -
Shares issued to officers for compensation          102,000            32,000
Shares issued for debt settlement                    63,213                 -
Shares issued for business acquisitions             106,190                 -

             See accompanying notes to consolidated financial statements

                        POINT GROUP HOLDINGS, INCORPORATED
                           (formerly Syconet.com, Inc.)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization

Point Group Holdings, Incorporated (the "Company") was originally formed under the laws of the State of Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution, formed under the laws of the Commonwealth of Virginia on January
15, 1997. On February 17, 1999, SyCo Comics and Distribution Inc.
changed its name to Syconet.com, Inc.  On April 12, 2002 the
Company adopted an Agreement and Plan of Merger for the purpose of redomiciling the Company to the State of Nevada. The Company then discontinued its operations as Syconet.com, Inc. and changed its name to Point Group Holdings, Incorporated effective November 21, 2002.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002.

Inventory

Inventory consists solely of finished goods product, which are warehoused in Los Angeles, California. All inventory items are stated at the lower of cost (first-in, first out) or market value.

Investments

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in earnings. Other long-term investments are recorded at cost and are written down to their estimated recoverable amount if there is evidence of a decline in value which is other than temporary.

Property, plant and equipment

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment                          5 years
Office furniture and fixtures               7 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

Revenue recognition

Revenue from proprietary software sales that does not require further commitment from the company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles. The Company recognized a $116,809 loss due to impairment of goodwill.

Reporting on the costs of start-up activities

Statement of Position ("SOP") 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS #128"), "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.
As of December 31, 2002, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment reporting

The Company follows SFAS No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through the year ended December 31, 2002 of $8,557,563. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FIXED ASSETS

Fixed assets consists of the following:


December 31, 2002

Computer and office equipment       $      10,564
Less accumulated depreciation             (3,250)
Total                               $      7,314

NOTE 4 - INTANGIBLE ASSET

Intangible asset consists of costs related to obtaining a patent on the Season's Greenings product as of December 31, 2002:

     Patent                          $  14,354
     Less: accumulated amortization      2,746

                                        11,608

NOTE 5 - ACQUISITIONS

On September 24, 2002, the Company executed an Acquisition Agreement ("Agreement") with AmCorp Group, Inc. ("AmCorp"). Under the terms of the Agreement, the Company exchanged 78,300,000 shares of $0.001 par value restricted common stock for 100% of the outstanding shares of AmCorp. The fair market value of the common shares issued on September 24, 2002 was $0.001 per share, resulting in a valuation of $78,300. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".

On October 31, 2002, the Company executed an Acquisition Agreement ("Agreement") with Naturally Safe Technologies, Inc. ("NSTI") Under the terms of the Agreement, the Company exchanged 27,889,801 shares of $0.001 par value restricted common stock for 100% of the issued and outstanding shares of NSTI. The fair market value of the common shares issued on October 31, 2002 was $0.001 per share, resulting in a valuation of $27,890. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".



NOTE 6 - RELATED AND UNRELATED NOTES PAYABLE

On March 10, 2000 NSTI, the Company's wholly-owned subsidiary, entered into an agreement with an investor whereby the NSTI received a loan of $175,000 with a maturity date no later than 12 months from the date of the note. The note is secured by assets of NSTI. As of December 31, 2002, NSTI was in default on the note. The Company entered into a Forbearance Agreement with the investor to defer payment until 2003.

As of December 31, 2002, NSTI had a note payable to a consulting firm totalling $27,642. The note is unsecured, bears an interest of 10%, and is due on demand.

As of December 31, 2002, NSTI had a note payable to an investor totalling $25,000. The note is unsecured, bears an interest rate of 10%, and is due on demand.

As of December 31, 2002, NSTI had a note payable to an investor totalling $4,000. The note is unsecured, bears an interest rate of 5%, and is due on demand.

As of December 31, 2002, NSTI had a note payable to an individual totalling $130. The note is unsecured, bears no interest, and is due on demand.

As of December 31, 2002, NSTI had a note payable to a former director of NSTI totalling $1,000. The note is unsecured, bears an interest rate of 5%, and is due on demand.

As of December 31, 2002, NSTI had a note payable to a consulting firm totalling $1,000. The note is unsecured, bears an interest of 10%, and is due on demand.

As of December 31, 2002, NSTI had a note payable to a former CEO of NSTI totalling $500. The note is unsecured, bears no interest, and is due on demand.

Accrued interest on related party notes payable, included in accrued expenses as of December 31, 2002 was $362,848.

NOTE 7 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS
No. 109"), which requires use of the liability method.   SFAS No.
109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

       U.S federal statutory rate      (34.0%)

       Valuation reserve                34.0%

       Total                               -%

As of December 31, 2002, the Company has a net operating loss carry forward of approximately $8,557,563. The related deferred asset has been fully reserved.

NOTE 8 - STOCKHOLDER'S EQUITY

Common stock

The Company has authorized 500,000,000 shares of $0.001 par value common stock and 500,000 shares of $0.001 par value preferred stock.

The Company filed with the Securities Exchange Commission Form S-8 on February 6, 2002 registering 5,550,000 shares of its $0.001 par value common stock as a "Non-Employee Directors and Consultants Retainer Stock Plan." The 5,500,000 shares were issued March 1, 2002 at a market value of $0.001 per share.

On July 30, 2002 the Company amended the above S-8 filing to bring the Plan up to 25,000,000 shares including the 5,500,000 shares already issued. On August 19, 2002, the Corporation issued
13,700,000 shares and on September 19, 2002, 5,000,000 shares were issued.

The Company increased its authorized common shares from 85,000,000 to 500,000,000 shares and changed the par value from $0.0001 to $0.001 (in connection with its re-domicile from Delaware to Nevada). The transaction was recorded as a recapitalization adjustment with an increase in common stock
($47,048) and a decrease in additional paid-in capital.

On August 19, 2002, the Company issued 8,662,800 shares of its
$0.001 par value common stock as reimbursement of certain expenses advanced on behalf of the Company in the amount of $54,997.

On September 9, 2002, the Company issued 1,300,000 shares of its
$0.001 par value common stock to as reimbursement of certain additional expenses advanced on behalf of the Company in the amount of $8,218 ($0.006 per share).

On September 24, 2002, the Company issued 78,300,000 shares of its $0.001 par value common stock to three individuals (two of whom are directors of the Company) in connection with the acquisition of all the issued and outstanding common stock of AmCorp Group, Inc. pursuant to an acquisition agreement dated September 13, 2002.

On October 31, 2002, the Company issued 27,889,801 shares of its $0.001 par value common stock in connection with the acquisition of all the issued and outstanding common stock of Naturally Safe Technologies, Inc. pursuant to an acquisition agreement dated October 31, 2002.

On December 31, 2002, the Company issued 102,000,000 shares of its $0.001 par value common stock to its directors as compensation for past services rendered valued at $102,000, the par value of the underlying shares on the date of issuance.

There have been no other issuances of common stock.

                                  EXHIBIT INDEX

Number                         Description

2.1 Agreement and Plan of Merger between the Registrant and Syconet.com, Inc., a Delaware corporation, dated
        December 1, 2001 (see below).

2.2 Acquisition Agreement between the Registrant and shareholders of AmCorp Group, Inc., dated September 13,
        2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 23, 2002).

2.3 Acquisition Agreement between the Registrant and shareholders of Naturally Safe Technologies, Inc., dated October 31, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 13, 2002).

3.1     Articles of Incorporation, dated December 19, 2001 (see below).

3.2     Certificate of Amendment to Articles of
        Incorporation, dated November 21, 2002 (see below).

3.3     Certificate of Amendment to Articles of
        Incorporation, dated March 5, 2003 (see below).

3.4 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

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

4.13    Amended and Restated Non-Employee Directors and
        Consultants Retainer Stock Plan, dated July 1, 2002
        (incorporated by reference to Exhibit 2 of the Form S-8 filed on July 30, 2002).

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

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

21      Subsidiaries of the Registrant (see below).

99.1    Certification Pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

99.2    Patent issued to Donald V. Duffy, Jr., dated October
        17, 2000 (see below).

99.3    Patent issued to Dennis A. Ferber, dated February 19,
        1997 (see below).

99.4    Patent issued to Dennis Ferber, dated December 1, 1992
        (see below).

99.5    Patent issued to Dennis A. Ferber, dated July 26, 1996
        (see below).