Form 10QSB
period 2003-03-31
POINT GROUP HOLDINGS INCORP
filed 2003-05-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     As of March 31, 2003, the Registrant had 283,571,449 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              INDEPENDENT ACCOUNTANTS' REVIEW REPORT                     3

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2003                                             4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                          5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002                          6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 7

     ITEM 2.  PLAN OF OPERATION                                          9

     ITEM 3.  CONTROLS AND PROCEDURES                                   18

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         19

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       20

     ITEM 5.  OTHER INFORMATION                                         20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          21

SIGNATURE                                                               21

CERTIFICATION                                                           21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           Beckstead and Watts, LLP
                           Certified Public Accountants
                             3340 Wynn Road, Suite B
                               Las Vegas, NV 89102
                                   702.257.1984
                                  702.362.0540 fax

                       INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Point Group Holdings, Incorporated
San Diego, California

We have reviewed the accompanying balance sheet of Point Group
Holdings, Incorporated, a Nevada corporation ("Company"), as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and statements of cash flows for the three-months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on my reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, Nevada
May 13, 2003


                    POINT GROUP HOLDINGS, INCORPORATED
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 2003
                                (Unaudited)

                                   ASSETS

Current assets:
Cash and equivalents                                            $      15,125
Accounts receivable                                                    11,579
Inventory                                                              23,467
Total current assets                                                   50,171
Fixed assets, net                                                       6,324
Other assets                                                           10,438
                                                                       66,933

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                                 950,900
Notes payable                                                         287,882
Other liabilities                                                      19,904
Total current liabilities                                           1,258,686

Stockholders' (deficit):
Common stock, $0.001 par value, 500,000,000 shares
  authorized, 283,571,449 shares issued and outstanding               283,571
Additional paid-in capital                                          6,781,733
Accumulated deficit                                                (8,257,057)
                                                                   (1,191,753)
                                                                       66,933

          See accompanying notes to consolidated financial statements


                       POINT GROUP HOLDINGS, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    For the Three Months Ended
                                                        2003         2002

Revenue                                               $    148,461  $        -
Cost of revenues                                            68,355           -
                                                            80,106           -

Expenses
Selling, general and administrative expenses                 9,949       7,659
Consulting fees                                              8,786           -
Professional fees                                           35,035           -
                                                            53,770       7,659
Net operating income (loss)                                 26,336      (7,659)

Other income (expense):
Other expenses                                                   -      (1,018)
Forgiveness of debt                                        268,132           -
Net income (loss)                                          294,468      (8,677)

Earnings per sharedata:
Weighted average number of common
shares outstanding - basic and fully diluted           283,571,449  48,563,293

Earnings (loss) per share - basic and fully diluted              -           -

               See accompanying notes to consolidated financial statements


                             POINT GROUP HOLDINGS, INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         March 31     March 31
                                                           2003        2002

Cash flows from operating activities
Net income (loss)                                        $  294,468  $  (8,677)
Adjustments to reconcile net income (loss)
to cash used by operating activities:
Shares issued for consulting services                             -      5,500
Depreciation expense                                          2,785          -
Amortization of intangible asset                              1,170          -

Changes in assets and liabilities:
Increase in accounts receivable                              (3,442)         -
Increase in inventory                                        (2,246)         -
Decrease in other assets                                      1,170          -
Decrease in other liabilities                              (313,346)         -
Decrease in notes payable                                    (4,126)          -
Increase in accounts payable and accrued expenses            18,364      3,177
Net cash used by operating activities                        (5,203)         -

Cash flows from investing activities
Purchase of fixed assets                                     (2,202)          -
Net cash used by investing activities                        (2,202)         -

Cash flows from financing activities
Net cash provided by financing activities                         -          -

Net decrease in cash                                         (7,405)         -
Cash and equivalents- beginning                              22,530          -
Cash and equivalents - ending                                15,125          -

Supplemental disclosures:
Non-cash transactions:
Shares issued for consulting services                             -      5,500
Interest paid                                                     -          -
Income taxes paid                                                 -          -

           See accompanying notes to consolidated financial statements

                       POINT GROUP HOLDINGS, INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been primarily engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company has an accumulated deficit as of March 31, 2003 of $8,257,057.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - FORGIVENESS OF DEBT

On January 1, 2003, noteholders forgave the Company's debts and interest accrued totaling $268,132.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

Financial Overview.

Since inception through March 31, 2003 the Registrant has incurred losses resulting in an accumulated deficit at March 31, 2003 of approximately $8.3 million. It did, however, realize net income of $294,468 for the three months ended March 31, 2003 (largely due to a gain on forgiveness of debt in the amount of $268,132). Currently, the Registrant during the period of October 1, 2002 through March 31, 2003 has begun to implement its business model by acquiring Naturally Safe Technologies, Inc. and its wholly owned subsidiary Prima International, LLC.

Liquidity and Capital Resources.

As of March 31, 2003 and 2002, the Registrant's cash position was $15,125 and $0 respectively.

The Registrant has made no provision for any current or deferred
U.S. federal, state income tax or benefit for any of the periods presented. Although the Registrant did realize net income for the three months ended March 31, 2003, it cannot provide an assurance that this will continue. Therefore, the Registrant cannot predict when it can use all the net operating loss carry-forwards, if ever, which begin to expire in 2017, and which may be subject to certain limitations imposed under Section 382 of the Internal Revenue Code of 1986. Due to the uncertainty concerning the Registrant's ability to realize the related tax benefit, it has provided a full valuation allowance on the deferred tax asset, which consists primarily of net operating loss carry-forwards ("NOL"). Because of an ownership change, the NOL's will be substantially reduced.

Net cash used in operations was $5,203 during the three months ended March 31, 2003 compared to $0 during the comparable period of 2002. Net cash used by investing activities was $2,202 during the three months ended March 31, 2003 and $0 for the same period of 2002. Net decrease in cash was $7,405 during the three months ended March 31, 2003 compared to $0 during the comparable period of 2002.

The Registrant's accompanying financial statements have been prepared assuming that the Registrant will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Registrant has been primarily engaged in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Registrant has incurred an accumulated deficit through March 31, 2003 of $8,257,057, a decrease from $8,557,563 at December 31, 2002 due to net income during the quarter. It is expected that with the addition of acquisitions during 2003 the Registrant will develop cash flow in 2003.

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

Acquisition of Operating Company (Current)

     In October 2002 the Registrant acquired its first operating company, Naturally Safe Technologies, Inc. and its wholly owned subsidiary Prima International, LLC; these subsidiaries had revenue of $148,816 for the year ended December 31, 2002.

     Both Naturally Safe Technologies, Inc. and Prima International, LLC intend to continue to grow their sales of their five current products and the development of new products with the added management and capital from the parent company during 2003.

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

     The Registrant has incurred losses from operations: $646,939 for the year ended December 31, 2001, $885,163 for the year ended December 31, 2002, and net income of $294,468 for the three months ended March 31, 2003. At March 31, 2003, the Registrant had an accumulated deficit of $8,257,057. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to approximately $500,000 over the remainder of the current fiscal year for these purposes.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered securities during the quarter ended on March 31, 2003:

     (a)  The Registrant reported in its Form 10-KSB filed on April
15, 2003 that on December 10, 2002, the Registrant issued a total of 27,889,801 shares of common stock to a total of 64 individuals and companies (a majority of which are accredited investors in connection with the acquisition of all the issued and outstanding common stock of Naturally Safe Technologies, Inc. under an acquisition agreement dated October 31, 2002. The Registrant has subsequently determined that the actual issuance date of these shares was during the quarter ended
March 31, 2003 (although they were accrued during the fiscal year ended December 31, 2002 since this transaction closed during that year).

     (b) The Registrant issued a total of 102,000,000 shares of common stock to the three directors of the company for services rendered during the fiscal year ended December 31, 2002, as follows:
John Fleming (100,000,000); Matt Sawaqed (1,000,000); and Mark Crist (1,000,000). These shares were accrued on the financial statements of the Registrant for the fiscal year ended December 31, 2002 since the services were rendered during that year.

No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     In the balance sheets of the Registrant for the fiscal year ended December 31, 2002, as well as for the quarters ended June 30, 2002 and September 2002, it was reported that the company has shares of preferred stock authorized. However, since the Registrant redomicilied to the State of Nevada on April 12, 2002 it does not have any preferred stock authorized after that date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K filed on February 24, 2003 to report the resignation of the former certifying accountant for the Registrant.

     (b) An amended Form 8-K filed on March 18, 2003 to report that a new certifying accountant has been retained by the Registrant as of March 12, 2003.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Point Group Holdings, Incorporated



Dated: May 14, 2003                    By: /s/  John Fleming
                                       John Fleming, President

                                 CERTIFICATION

I, John Fleming, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Point
Group Holdings, Incorporated;

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

Dated: May 14, 2003                    /s/ John Fleming
                                       John Fleming, President

                                   EXHIBIT INDEX

Number                         Description

2.1 Agreement and Plan of Merger between the Registrant and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on April 15, 2003).

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

3.1     Articles of Incorporation, dated December 19, 2001
        (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2003).

3.2 Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 15, 2003).

3.3 Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit
        3.3 of the Form 10-KSB filed on April 15, 2003).

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

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August
        24, 2001).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

21      Subsidiaries of the Registrant (see below).

99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (see below).

99.2    Patent issued to Donald V. Duffy, Jr., dated October 17,
        2000 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on April 15, 2003).

99.3 Patent issued to Dennis A. Ferber, dated February 19, 1997 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 15, 2003).

99.4    Patent issued to Dennis Ferber, dated December 1, 1992
        (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 15, 2003).

99.5    Patent issued to Dennis A. Ferber, dated July 26, 1996
       (incorporated by reference to Exhibit 99.5 of the Form 10-
       KSB filed on April 15, 2003).