Form 10QSB
period 2003-06-30
POINT GROUP HOLDINGS INCORP
filed 2003-08-20
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2003

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                           COMMISSION FILE NUMBER: 0-29113


                        POINT GROUP HOLDINGS, INCORPORATED
            (Exact name of registrant as specified in its charter)

               Nevada                                         54-1838089
  (State or jurisdiction of incorporation                  (I.R.S. Employer
             or organization)                              Identification No.)

    3744 Poe Street, San Diego, California                        92166
     (Address of principal executive offices)                   (Zip Code)

                Registrant's telephone number:  (619) 269-8692

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

     As of June 30, 2003, the Registrant had 317,071,449 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS

         INDEPENDENT ACCOUNTANTS' REVIEW REPORT                             3

         CONSOLIDATED BALANCE SHEET AS OF
         JUNE 30, 2003                                                      4

         CONSOLIDATED STATEMENTS OF OPERATIONS0
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2003 AND JUNE 30, 2002                                    5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2003 AND JUNE 30, 2002                                    6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

         ITEM 3.  CONTROLS AND PROCEDURES                                  12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      13

         ITEM 5.  OTHER INFORMATION                                        13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         13

SIGNATURE                                                                  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                           Beckstead and Watts, LLP
                         Certified Public Accountants
                           3340 Wynn Road, Suite B
                             Las Vegas, NV 89102
                        702.257.1984; 702.362.0540 fax

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Point Group Holdings, Incorporated
San Diego, California

We have reviewed the accompanying balance sheet of Point Group
Holdings, Incorporated (a Nevada corporation) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and statements of cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Point Group Holdings, Incorporated as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April
13, 2003, we expressed an unqualified opinion on those financial statements.

/s/  Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, Nevada
August 18, 2003


                         POINT GROUP HOLDINGS, INCORPORATED
                             CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2003
                                      (Unaudited)

                                        ASSETS

Current assets:
Cash and equivalents                                           $      6,658
Accounts receivable                                                  25,981
Inventory                                                               600
Total current assets                                                 33,239

Fixed assets, net                                                     5,001

Other assets                                                          9,322
                                                                     47,562

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                               957,100
Notes payable                                                       292,901
Other liabilities                                                    19,866

Total current liabilities                                         1,269,867

Stockholders' (deficit):
Preferred stock, authorized 500,000 shares;
   no shares issued and outstanding
Common stock, $0.001 par value, 500,000,000 shares
   authorized, 317,071,449 shares issued and outstanding
Additional paid-in capital                                        6,780,732
Deferred compensation                                               (10,500)
Retained (deficit)                                               (8,309,608)
                                                                 (1,222,305)

                                                                     47,562

          See accompanying notes to consolidated financial statements


                         POINT GROUP HOLDINGS, INCORPORATED
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                    For the Three Months          For the Six Months
                                                           Ended                        Ended
                                                          June 30,                     June 30,
                                                    2003            2002         2003           2002
Revenue                                             $    37,467    $       -     $   78,730    $      -
Cost of revenues                                              -            -              -           -
                                                         37,467            -         78,730           -

Expenses
Selling, general and administrative expenses                279       24,517          6,273      32,176
Consulting fees                                          32,540            -         67,575           -
Professional fees                                         1,485            -          1,485           -
                                                         34,304       24,517         75,333      32,176

Net operating income (loss)                               3,163      (24,517)         3,397     (32,176)

Other income (expense):
Other expenses                                                -       (1,019)             -      (2,037)
Gain from forgiveness of debt                             6,300            -        274,432           -
Gain from discontinued operation                              -            -         16,079           -

Net income (loss)                                         9,463      (25,536)       293,908     (34,213)

Net income (loss) per share - basic and fully diluted      0.00        (0.00)          0.00       (0.00)

Weighted average number of common
shares outstanding - basic and fully diluted        306,027,493   46,668,848    294,861,504  44,876,182

                See accompanying notes to consolidated financial statements

                                POINT GROUP HOLDINGS, INCORPORATED
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                     For the Six Months Ended
                                                            June 30,
                                                       2003          2002

Cash flows from operating activities
Net income (loss)                                     $  293,908    $   (34,213)

Adjustments to reconcile net (loss)
to cash (used) by operating activities:
Shares issued for consulting services performed           22,000          5,500
Depreciation expense                                       1,499              -
Amortization of intangible asset                           2,392              -
Gain on discontinued operation                           (16,079)             -

Changes in assets and liabilities:
 (Increase) in accounts receivable                       (17,844)             -
(Increase) in inventory                                   20,621              -
Decrease in other assets                                   2,286              -
(Decrease) in other liabilities                         (313,384)             -
(Decrease) in notes payable                                  893
Increase (Decrease) in accounts payable and
accrued expenses                                         (12,164)        28,713
Net cash (used) by operating activities                  (15,872)             -

Cash flows from investing activities
Purchase of fixed assets                                       -
Net cash (used) by investing activities                        -              -

Cash flows from financing activities
Net cash provided by financing activities                      -              -

Net increase in cash                                     (15,872)             -
Cash and equivalents- beginning                           22,530              -
Cash and equivalents - ending                              6,658              -

Supplemental disclosures:
Non-cash transactions:
Shares issued for consulting services                     22,000          5,500
Shares issued for deferred compensation                   10,500
Interest paid                                                  -              -
Income taxes paid                                              -              -

          See accompanying notes to consolidated financial statements


                        POINT GROUP HOLDINGS, INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through June 30, 2003 of $8,309,608. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 3 - GAIN FROM FORGIVENESS OF DEBT

In January 2003, note holders forgave the Company's debts and interest accrued totaling $268,132.

Effective on April 1, 2003, the Company ceased operation of Prima
International, L.L.C. ("Prima"), one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 is forgiven.
The Company recognized gain from forgiveness of debt of $6,300.

NOTE 4 - STOCK ISSUANCE FOR COMPENSATION

In May 2003, the Company issued 32,500,000 shares of common stock at par of $0.001 for the total amount of $32,500 as stock compensation. During the six months ended June 30, 2003, the Company incurred a total of $22,000 in various consulting expenses. The Company also signed a consulting agreement for $10,500 to be performed in later 2003. As of June 30, 2003, a total of $10,500 was recorded as deferred compensation.

NOTE 5 - DISCONTINUED OPERATION

During the second quarter of 2003, the Company discontinued operation of one of its wholly owned subsidiaries, Prima. As a result, the net operation from Prima has been eliminated into gain from discontinued operation.

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - SUBSEQUENT  EVENTS

In July 2003, the Company amended its Articles of Incorporation to increase the number of shares of common stock to 900,000,000 at par of $0.001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $78,730 in gross income for the six months ended June 30, 2003, and $37,467 for the three-month period ended June 30, 2003. For the six months ended June 30, 2002, the Registrant generated revenues of $78,730, and for the three-month period then ended $37,467. This represents an approximate 100% increase for the six months period and an approximate 100% increase over the three-month period. The increased revenue was due to the consulting services provided to various businesses and the establishment of retail sales in the subsidiary Naturally Safe Technologies, Inc.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the six months ended June 30, 2003 totaled $6,273, while the same expenses for the same period ended June 30, 2002 totaled $32,176. This represents a decrease of approximately 81% for this period over the same period last year. For the three months ended June 30, 2003, selling, general and administrative expenses totaled $279, compared to $24,517 for the three months ended June 30, 2002. This reflects a decrease of approximately 99%. The decrease in these expenses is due primarily to the management change which took place in July 2002 when the Registrant changed from Syconet.com, Inc. to Point Group Holdings, Incorporated.

(c)  Consulting Fees Expense.

     Consulting fees expense for the six months ended June 30, 2003 totaled $67,575, while the same expenses for the same period ended June 30, 2002 totaled $0. This represents an increase of 100% for this period over the same period last year. For the three months ended June 30, 2003, consulting fees expenses totaled $32,540, compared to $0.00 for the three months ended
June 30, 2002. This reflects an increase of 100%. The increase in these expenses is due primarily to the new management and the operations of the subsidiary AmCorp Group, Inc. as a consulting firm.

(d)  Professional Fees Expense.

     The Registrant incurred professional fees expense charges of $1,485 in the six months ended June 30, 2003, compared with charges of $0 in the same period ended June 30, 2002; ($23,764) for the three months ended June 30, 2003 compared to $0 for the three months ended June 30, 2002. This represents an increase of 100% for this period over the same period last year. The increase in these expenses is due to the Registrant fully complying with its reporting requirements in order to qualify for listing on the OTCBB and incurring related fees.

(e)  Gain from Forgiveness of Debt.

     The Registrant recovered $274,432 in the six months ended June 30, 2003 and $6,300 for the three months ended June 30, 2003. In January 2003, note holders forgave the Registrant's debts and interest that accrued totaling $268,132. Effective on April 1, 2003, the Registrant ceased operations of Prima International, LLC, one of its wholly owned subsidiaries, and forgave a loan payable of $6,300.

(f)  Income Tax Benefit.

     For the six months ended June 30, 2003, the Registrant had available net operating loss carryforward of approximately $8.3 million, which may provide future tax benefits. Because of ownership changes nearly all of this net operating loss carryforward may be limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

(g)  Net Profit.

     The Registrant reported a net profit of $293,908 for the six months ended June 30, 2003. This is compared to a net loss of $34,213 for the same period ended June 30, 2002, which was due primarily to the forgiveness of debt by shareholders. Operations for the three months ended June 30, 2003 resulted in a net profit of $9,463 compared to a net loss of $25,536 for the same period in 2002. The profit for the three months ended June 30, 2003 is due to revenue of AmCorp Group, Inc., a wholly owned subsidiary and the ceasing of operations of Prima International, LLC by the parent company.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $47,562 and total current liabilities of $1,269,867 resulting in net working capital deficit of $222,305. The Registrant will require significant additional working capital to continue as a going concern. Without additional working capital or a viable debt restructuring, the Registrant may find it difficult to continue in business.

     The Registrant believes that it will generate sufficient cash flow and financing to meet its operating requirements through 2003, but there can be no assurance the Registrant will continue to meet its cash requirements. However, the current funds available to the Registrant, and the revenues generated by the Registrant, will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing.

     There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. If shares are issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the company's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards Nos. 106 and 112.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.
Based on this definition, the Registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not make any sales of unregistered
(restricted) securities during the quarter ended on June 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB:

(a) An amended Form 8-K filed on April 2, 2003 to indicate that Beckstead and Watts, LLP is the new accounting firm for the Registrant, effective on March 30, 2003.

(b) An amended Form 8-K filed on April 29, 2003 to include the letter from the former accountant for the Registrant, George Brenner, indicating his agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B as set forth in the last amended Form 8-K.

(c) An amended Form 8-K filed on May 12, 2003 to disclose the audited financial statements of AmCorp Group, Inc. in connection with the acquisition of this company by the Registrant, effective on September 13, 2002, and accompanying pro forma financial information.

(d) An amended Form 8-K filed on May 12, 2003 to disclose the audited financial statements of Naturally Safe
Technologies, Inc. in connection with the acquisition of this company by the Registrant, effective on October 31, 2002, and accompanying pro forma financial information.


                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Point Group Holdings, Incorporated


Dated: August 19, 2003                 By: /s/  John Fleming
                                       John Fleming, President

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

3.4 Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (see below).

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

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May
        15, 2003).

31      Rule 13a-14(a)/15d-14(a) Certification (see below).

32      Section 1350 Certification (see below).

99.1    Patent issued to Donald V. Duffy, Jr., dated October
        17, 2000 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on April 15, 2003).

99.2    Patent issued to Dennis A. Ferber, dated February 19,
        1997 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 15, 2003).

99.3    Patent issued to Dennis Ferber, dated December 1, 1992
        (incorporated by reference to Exhibit 99.4 of the Form
        10-KSB filed on April 15, 2003).

99.4    Patent issued to Dennis A. Ferber, dated July 26, 1996
        (incorporated by reference to Exhibit 99.5 of the Form
        10-KSB filed on April 15, 2003).