Form 10QSB
period 2003-09-30
POINT GROUP HOLDINGS INCORP
filed 2003-11-19
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                        FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                              COMMISSION FILE NUMBER: 0-29113


                            POINT GROUP HOLDINGS, INCORPORATED
                    (Exact name of registrant as specified in its charter)

              Nevada                                         54-1838089
(State or jurisdiction of  incorporation                  (I.R.S. Employer
            or organization)                              Identification No.)

    3744 Poe Street, San Diego, California                        92107
   (Address of principal executive offices)                    (Zip Code)

                   Registrant's telephone number:  (619) 269-8692

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

     As of September 30, 2003, the Registrant had 329,071,449 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2003                                              3

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                       4

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                       5

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      6

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9

     ITEM 3.  CONTROLS AND PROCEDURES                                        14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              14

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      14

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

     ITEM 5.  OTHER INFORMATION                                              15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURE                                                                    15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                        POINT GROUP HOLDINGS, INCORPORATED
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2003
                                    (Unaudited)

                                       ASSETS

Current assets:
Cash and equivalents                                               $    7,974
Accounts receivable                                                    63,002
Inventory                                                              81,636
Total current assets                                                  152,612

Fixed assets, net                                                       6,385

Other assets                                                            8,126
                                                                   $  167,123

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses                                 962,355
Notes payable                                                         373,418
Other liabilities                                                      62,533
Total current liabilities                                           1,398,306

Stockholders' (deficit):
Preferred stock, authorized 500,000 shares;
no shares issued and outstanding                                            -
Common stock, $0.001 par value, 500,000,000 shares
authorized, 329,071,449 shares issued and outstanding                 329,071
Additional paid-in capital                                          6,798,732
Stocks payable                                                         39,200
Deferred compensation                                                 (10,500)
Retained (deficit)                                                 (8,387,686)

                                                                   (1,231,183)

                                                                   $  167,123

            See accompanying notes to consolidated financial statements


                          POINT GROUP HOLDINGS, INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                            For the Three Months Ended          For the Nine Months Ended
                                                  September 30,                      September 30,
                                            2003                  2002          2003                 2002
Revenue                                     $    42,540          $        -     $   121,270      $        -
Cost of revenues                                      -                   -               -               -
                                                 42,540                   -         121,270               -
Expenses
Selling, general and administrative expenses     42,788              25,559          49,061          50,076
Consulting fees                                  25,000                   -          92,575               -
Professional fees                                12,286                   -          13,771               -
Compensation                                     38,965                   -          38,965               -
                                                119,039              25,559         194,372          50,076
Net operating income (loss)                     (76,499)            (25,559)        (73,102)       (50,076)

Other income (expense):
Other expenses                                        -               2,036               -           3,055
Gain from forgiveness of debt                         -                   -         274,432               -
Gain from discontinued operation                      -                   -          16,079               -
Net income (loss)                               (76,499)            (27,595)        217,409        (53,131)

Stockholders' Equity:
Weighted average number of common
shares outstanding - basic and
fully diluted                               306,027,493          64,381,896     305,027,493      51,449,436

Net income (loss) per share -
basic and fully diluted                           (0.00)              (0.00)           0.00          (0.00)
</TABLE


              See accompanying notes to consolidated financial statements


                             POINT GROUP HOLDINGS, INCORPORATED
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                      For the Nine Months Ended
                                                            September 30,
                                                      2003                 2002

Cash flows from operating activities
Net income (loss)                                     $    217,409   $ (53,131)
Adjustments to reconcile net (loss)
to cash (used) by operating activities:
Shares issued for services performed                        63,500      24,200
Depreciation expense                                         1,375           -
Amortization of intangible asset                             3,589           -
Gain on discontinued operation                             (16,079)          -
Changes in assets and liabilities:
(Increase) in accounts receivable                          (54,865)          -
(Increase) in inventory                                    (60,415)          -
Decrease in other assets                                     3,482           -
(Decrease) in other liabilities                           (260,871)          -
Increase in notes payable                                   81,410           -
Increase in accounts payable and accrued expenses            6,909      28,713
Net cash (used) by operating activities                    (14,556)       (218)

Cash flows from investing activities
Purchase of fixed assets                                         -
Net cash (used) by investing Activities                          -           -

Cash flows from financing activities
Net cash provided by financing activities                        -           -

Net increase in cash                                       (14,556)          -
Cash and equivalents- beginning                             22,530           -
Cash and equivalents - ending                                7,974           -

Supplemental disclosures:
Non-cash transactions:
Shares issued for consulting services                       63,500      24,200
Shares issued for deferred compensation                     10,500
Interest paid                                                    -           -
Income taxes paid                                                -           -

               See accompanying notes to consolidated financial statements

                           POINT GROUP HOLDINGS, INCORPORATED
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated interim financial statements of Point Group Holdings, Incorporated ("Company") included herein, presented in accordance with United States generally accepted accounting principles and stated in U.S. dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein.
It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.
Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated a proven history of operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses through September 30, 2003 of $8,387,686. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

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

In May 2003, the Company ceased operation of Prima International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 is forgiven. The Company recognized gain from forgiveness of debt of $6,300.

NOTE 4 - STOCK ISSUANCE FOR COMPENSATION

In May 2003, the Company issued 32,500,000 shares of common stock at par of $0.001 for the total amount of $32,500 as stock compensation.
During the nine months ended September 30, 2003, the Company incurred a total of $22,000 in various consulting expenses. The Company also signed a consulting agreement for $10,500 to be performed in later
2003. As of September 30, 2003, a total of $10,500 was recorded as deferred compensation.

During the period ended September 30, 2003, the Company issued
12,000,000 shares of common stock at par of $0.001 for a total value of $30,000 for consulting services rendered during this period.

NOTE 5 - DISCONTINUED OPERATION

During the second quarter of 2003, the Company discontinued operation of one of its wholly owned subsidiaries, Prima International, LLC. As a result, the net operation from Prima has been eliminated into gain from discontinued operation for the total amount of $16,079.

NOTE 6 - BUSINESS ACQUISITION

On September 24, 2003, the Company acquired Veegeez.com, LLC, a
California limited liability company ("VC"). The companies agreed to exchange 14,000,000 shares of their common stock on a 1-for-1 basis, with the total market value of $39,000 (the shares were actually issued on October 1, 2003). As of September 24, 2003, the value of net assets of VC was $234. As of September 30, 2003, the Company recorded stock payable in the amount of $39,200 and compensation expense of $38,965.

The agreement is contingent upon the Company raising working capital in the amount of $500,000 within six months immediately following the closing date and $2,000,000 in total during the 12 months following the closing date. Should this not occur, the parties may choose to cancel this agreement.

NOTE 7 - CONTINGENCE AND COMMITMENT

According to the acquisition agreement, the Company assumed VC's continued operations effective October 1, 2003 by retaining the two original founders under a five-year consulting agreement to operate
VC. Each of the consultants agreed to receive $5,000 monthly for the first six months of this agreement. Each of the consultants will receive monthly 2,500,000 shares of the Company's Form S-8 common stock until VC's earnings before income taxes is greater than $18,000.
Once operating EBIT income is greater than $18,000, each of the consultants will receive the monthly consulting fees in the form of cash totaling $9,000 (See Note 10).

NOTE 8 - SHAREHOLDERS' EQUITY

In July 2003, the Company amended its Articles of Incorporation to increase the number of shares of common stock to 900,000,000, par of $0.001.

In May 2003, the Company issued 32,500,000 shares of common stock at the par of $0.001 for the total amount of $32,500 as stock compensation.

During the three months ended June 30, 2003, the Company issued
1,000,000 shares of common stock at the par of $0.001 for the total of $1,000 as stock compensation

During the three months ended September 30, 2003, the Company issued
12,000,000 shares of common stock at the par of $0.001 for consulting services valued at a total of $30,000.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - SUBSEQUENT  EVENTS

On October 13, 2003, the Company issued 5,000,000 shares of common stock to two individuals for consulting services in according to the consulting agreements (See Note 7).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

Overview.

     The Registrant is a holding company that through its subsidiaries provides management services to businesses that have an operating history and can substantiate future performance in their respective industries.

     The Registrant participates in companies in various field of business by providing executive level management assistance as well as arranging for and contributing capital investment. Potential ventures are evaluated based on the ability of the business to be viable and reach significant milestones set forth in their business plans through strong intellectual property rights and experienced management. The
Company also continually seeks out and evaluates investment opportunities that have the potential of earning reasonable returns.
The Company also plans to raise capital for the purposes of permitting it to state new ventures and make investments in portfolio companies that it believes are attractive based upon its investment criterion.

Results of Operations.

(a)  Revenues.

     The Registrant reported $121,270 in gross income for the nine months ended September 30, 2003, and $42,540 for the three-month period ended September 30, 2003. For the nine months and three months ended September 30, 2002, the Registrant generated revenues of $0.
These 100% increases in revenues was due to the consulting services provided to various businesses.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the nine months ended September 30, 2003 totaled $40,061, while the same expenses for the same period ended June 30, 2002 totaled $50,076. This represents a decrease of approximately 2% for this period over the same period last year. For the three months ended September 30, 2003, selling, general and administrative expenses totaled $42,788, compared to $25,559 for the three months ended September 30, 2002. This reflects a increase of approximately 67%. The increase in these expenses is due primarily to incurring operating costs for various legal, accounting, marketing services and interest on loans in the subsidiaries.

(c)  Consulting Fees Expense.

     Consulting fees expense for the nine months ended September 30, 2003 totaled $92,575, while the same expenses for the same period ended September 30, 2002 totaled $0. For the three months ended
September 30, 2003, consulting fees expenses totaled $25,000, compared to $0 for the three months ended June 30, 2002. These 100% increases in these expenses is due payment of various consultants working for the company.

(d)  Professional Fees Expense.

     The Registrant incurred professional fees expense charges of $13,771 in the nine months ended September 30, 2003, compared with charges of $0 in the same period ended September 30, 2002; $12,286 for the three months ended September 30, 2003 compared to $0 for the three months ended September 30, 2002. This represents an increase of 100% for this period over the same period last year. The increase in these expenses is due to legal fees and on-going fees required of the Registrant being a fully reporting on the Over the Counter Bulletin
Board.

(e)  Income Tax Benefit.

     For the six months ended June 30, 2003, the Registrant had available net operating loss carryforward of approximately $8,300,000, which may provide future tax benefits. Because of ownership changes nearly all of this net operating loss carryforward may be limited for use by the Registrant by Internal Revenue Code Section 381. The
Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

(f)  Net Profit (Loss).

     The Registrant reported a net profit of $217,409.00 for the nine months ended September 30, 2003, which was due primarily to the forgiveness of debt by shareholders. This is compared to a net loss of $53,131 for the same period ended September 30, 2002. Operations for the three months ended September 30, 2003 resulted in a net loss of $76,499 compared to a net loss of $27,595.00 for the same period in 2002. The loss for the three months ended September 30, 2003 is due to increased use of various consultants to forward the subsidiary
Veegeez.com, interest expense and legal fees.

(g)  Liquidity and Capital Resources.

     The Registrant currently has total current assets of $152,612 and total current liabilities of $1,398,306 resulting in net working capital deficit of $1,245,694. The Registrant will require significant additional working capital to continue as a going concern.
Without additional working capital or a viable debt restructuring, the Registrant may find it difficult to continue in business.

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

     The Registrant estimates that it will need to raise approximately
$500,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the company. Regardless of whether 5G
Wireless' cash assets prove to be inadequate to meet the company's operational needs, the company might seek to compensate providers of services by issuance of stock in lieu of cash. The notes to the financial statements contained in this reports, as well as the last audit report on the Registrant, include a substantial doubt paragraph regarding the company's ability to continue as a going concern.

     If funding is insufficient at any time in the future, 5G Wireless may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the company to:

     curtail operations significantly;

     sell significant assets;

     seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     explore other strategic alternatives including a merger or sale of the company.

     In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(h)  Operating Results Can Vary.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. Factors that may affect the company's operating results include:

     market acceptance of and changes in demand for products and services;

     gain or loss of clients or strategic relationships;

     announcement or introduction of new services and products by the company or by its competitors;

     timing of sales to customers;

     price competition;

     the ability to attract and integrate new personnel in a timely and effective manner;

     the ability to introduce and market products and services in accordance with market demand;

     changes in governmental regulation; and

     general economic conditions.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the company's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statement of Financial
Accounting Standards Nos. 106 and 112.

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial
Reporting Release No. 60, "Cautionary Advice Regarding Disclosure
About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: the use of estimates in the preparation of financial statements and non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)  Use of Estimates.

     The foregoing discussion and analysis of the Registrant's financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United
States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

(b)  Stock-Based Compensation Arrangements.

     The Registrant issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of consulting expenses or selling, general and administrative expenses in the accompanying statement of operations.

Acquisition of Veegeez.com, LLC.

     On September 24, 2003, the Company acquired Veegeez.com, LLC, a
California limited liability company ("VC") (see Exhibit 2.4 to this Form 10-QSB). The companies agreed to exchange 14,000,000 shares of their common stock on a 1-for-1 basis, with the total market value of $39,000. As of September 30, 2003, the Company recorded stock payable in the amount of $39,200 and compensation expense of $38,965.

     The agreement is contingent upon the Company raising working capital in the amount of $500,000 within six months immediately following the closing date and $2,000,000 in total during the 12 months following the closing date. Should this not occur, the parties may choose to cancel this agreement.

     According to the acquisition agreement, the Company assumed VC's continued operations effective October 1, 2003 by retaining the two original founders under a five-year consulting agreement to operate
VC. Each of the consultants agreed to receive $5,000 monthly for the first six months of this agreement. Each of the consultants will receive monthly 2,500,000 shares of the Company's Form S-8 common stock until VC's earnings before income taxes is greater than $18,000.
Once operating EBIT income is greater than $18,000, each of the consultants will receive the monthly consulting fees in the form of cash totaling $9,000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on September 30, 2003:

     On September 24, 2003, the Registrant acquired Veegeez.com, LLC, a California limited liability company. The companies agreed to exchange 14,000,000 shares of their common stock on a 1-for-1 basis, with the total market value of $39,000 ($0.00279 per share). The
Registrant issued its 14,000,000 shares to the two principals of that firm on October 1, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Point Group Holdings, Incorporated


Dated: November 18, 2003               By: /s/  John Fleming
                                       John Fleming, President

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

2.4 Acquisition Agreement between the Registrant and shareholders of Veegeez.com, LLC, dated September 25, 2003
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 9, 2003).

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

3.4     Certificate of Amendment to Articles of Incorporation, dated
        July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2003).

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

4.13    Amended and Restated Non-Employee Directors and Consultants
        Retainer Stock Plan, dated July 1, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on July 30, 2002).

4.14    Amended and Restated Non-Employee Directors and Consultants
        Retainer Stock Plan (Amendment No. 2), dated April 25, 2003
        (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on May 12, 2003).

4.15 Stock Incentive Plan, dated April 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on May 12, 2003).

4.16    Amended and Restated Non-Employee Directors and Consultants
        Retainer Stock Plan (Amendment No. 3), dated August 17, 2003
        (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on September 3, 2003).

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

99.2    Patent issued to Dennis A. Ferber, dated February 19, 1997
        (incorporated by reference to Exhibit 99.3 of the Form 10-
         KSB filed on April 15, 2003).

99.3    Patent issued to Dennis Ferber, dated December 1, 1992
        (incorporated by reference to Exhibit 99.4 of the Form 10-
        KSB filed on April 15, 2003).

99.4    Patent issued to Dennis A. Ferber, dated July 26, 1996
        (incorporated by reference to Exhibit 99.5 of the Form 10-
        KSB filed on April 15, 2003).