Form 10QSB/A
period 2003-09-30
POINT GROUP HOLDINGS INCORP
filed 2003-11-20
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

     The Registrant, by this Form 10-QSB/A, hereby amends and restates
Part I, Item 2 to revise an inadvertent and incorrect reference to another company in subparagraph (g) thereof.

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

                                       Point Group Holdings, Incorporated


Dated: November 19, 2003               By: /s/  John Fleming
                                       John Fleming, President