Form 10KSB
period 2003-12-31
GAMEZNFLIX INC
filed 2004-04-19
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                             COMMISSION FILE NUMBER: 0-29113

                                   GAMEZNFLIX, INC.
                (Exact name of registrant as specified in its charter)

             Nevada                                              54-1838089
(State or jurisdiction of incorporation                      (I.R.S. Employer
           or organization)                                 Identification No.)

          1535 Blackjack Road, Franklin, Kentucky            42134
         (Address of principal executive offices)          (Zip Code)

          Registrant's telephone number:  (270) 598-0385

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

     The Registrant had revenues of $143,421 for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2004:
$45,001,556.  As of April 12, 2004, the Registrant had 556,157,882
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                TABLE OF CONTENTS

PART I                                                                   PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                       3

     ITEM 2.  DESCRIPTION OF PROPERTY                                      11

     ITEM 3.  LEGAL PROCEEDINGS                                            11

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            11

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                              12

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                13

     ITEM 7.  FINANCIAL STATEMENTS                                         21

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                       21

     ITEM 8A. CONTROLS AND PROCEDURES                                      23

PART III

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(A) OF THE EXCHANGE ACT                            23

     ITEM 10. EXECUTIVE COMPENSATION                                       25

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT, AND RELATED
              STOCKHOLDER MATTERS                                          26

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               28

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                             30

     ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                       30

SIGNATURES                                                                 32

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     GamezNFlix, Inc. ("Registrant") was formed in Delaware in June
1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Registrant. On February 17, 1999, SyCo
Comics and Distribution Inc. changed its name to Syconet.com, Inc.
With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Registrant was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Registrant amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, the Registrant again amended its articles of incorporation so that (a) an increase in the authorized capital stock of the Registrant can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Registrant (a reverse split) can be approved by the board of directors without shareholder consent. On
July 11, 2003, the Registrant amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On
January 26, 2004, the name of the company was changed to "GamezNFlix, Inc." by the filing of amended articles of incorporation.

     During the period of July 2002 to September 2002, the Registrant acquired two companies, AMCorp Group, Inc., a Nevada Corporation ("AmCorp"), and Naturally Safe Technologies, Inc. also a Nevada corporation ("NSTI"). On September 25, 2003, the Registrant acquired VeeGeeZ.com, LLC, a California limited liability company ("VeeGeeZ"). The change in the name of the company to GameZnFlix, Inc. was done in order to reflect the direction of the company into the entertainment DVD and video game rental market.

Business of the Registrant.

     AMCorp was formed in July 2002. It consisted of a group of consultants who worked together for the past 7 years providing services to companies who desired to be listed on the Over the Counter
Bulletin Board or were currently listed.   NSTI was formed in January
1999 and owns three patents on a product known as Season's Greenings. This product assists cut Christmas trees to retain water to help ensure greener and fresher trees, and to resist catching fire. These two subsidiaries are currently active but the company is currently focusing its efforts to the online business.

     VeeGeeZ was formed as limited liability company in April, 2002 in Santa Clarita, California, and operations commenced in June 2002. The company currently provides subscribers with access to a comprehensive library of over 560 Xbox, Playstation 2, Playstation, and Nintendo
Gamecube titles. The subscription plans allow subscribers to have 2-6 titles out at the same time with no due dates, shipping charges or late fees for $18.50 to $34.95 per month. Subscribers can enjoy as many titles as they wish during their subscription time. Games are selected via the website www.veegeez.com via the queue system. The games are shipped by first-class mail and can be returned to us at their convenience using the enclosed prepaid mailer. When a game has been returned, the subscriber's next available selection is mailed to them.

     The Registrant, through its website, www.gameznflix.com, and its subsidiary VeeGeeZ, www.veegeez.com, is an on-line DVD and video game rental business dedicated to providing customers a quality rental experience. The Registrant's service is an alternative to store based gaming rentals that offers a high level of customer service, quality titles, and product availability.

     Management believes that the Registrant is in a good position to take advantage of the following market conditions:

     - Start-up opportunities exist in the on-line video game rental business.

     - The need for use of efficient distribution and financial methods.

     - Under-served market that has growth opportunity.

     - Existing video game rental companies' uneven track record in providing customer service.

     The Registrant's internally developed software enables the company to customize its website for each subscriber currently and in the future. Since the company's software is internally developed, the website is easily changed and expanded to meet customer needs and provide vital business information. The Registrant's online interface with customers eliminates the need for costly retail outlets and allows it to serve a national customer base with low overhead costs.

     The Registrant currently only provides rental services to its subscribers. Plans are in place to expand and provide sales of used as well as new video game titles at a discounted price. The development of this portion of the website is nearly completed. Management believes by adding these additional services the company will be able to complement its rental service by increasing cash flow and capitalizing on impulse sales to its current subscribers. Additionally, the Registrant plans to decrease the delivery time and increase our game library utilization by utilizing low-cost, strategic regional distribution centers.

     VeeGeeZ seeks to provide its customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via the web page to rent video games of their choice. The games are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-addressed package provided.

     The Registrant's corporate office and East Coast distribution center are located in a home-based office space in Franklin, Kentucky, with VeeGeeZ maintaining one location and a distribution center in a
home-based office space in Santa Clarita, California.   The California location
services the subscriber base West of the Rocky Mountains, while the Kentucky office services the subscriber base to the East of the Rockies. By maintaining two locations, the Registrant will be able to decrease the mailing times to an average of 3 days or less for a one-way mailing for approximately 80% of the subscriber base. Management believes this will give us a competitive edge over our on-line competitors as none of them, we believe, maintain multiple shipping locations.

(a)  Product and Service Description.

     The Registrant offers both DVD movie and video game rental services to its subscribers. Members can choose from rental packages of 3 -6 titles outstanding at one time on a monthly subscription basis. Plans are priced at $18.50 for 3 titles package and increase by $5.00 for each package.

     Customers can choose from rental packages of 3 - 6 games outstanding on a monthly subscription basis with unlimited replacement of products as long as they are active subscribers. Plans are priced at $18.50 for the 3 game package and increases by $5 for each package. Applicable tax is also collected for California residents.

     In March, 2004, the Registrant signed a supply agreement with a national entertainment distributor. The supply agreement is designed to enable the Company to access the most current DVD and video game titles for purposes of meeting rental requests.

(b)  Competitive Comparison.

(1)  Games Rentals.

The Registrant's competition comes in two main forms:

Chain rental stores:

     The Registrant's indirect competitors include traditional retail stores that offer video game rentals such as Blockbuster, Hollywood Video, and other national and local video rental stores. These companies are formidable, established competitors for video game rentals, but cannot, in the opinion of management, provide the kind of high-level of customer service that VeeGeeZ provides. The primary business of these companies is not to rent video games, yet to rent movies to their customers. Additionally, late returns are assessed stringent daily late fees for relatively short rental periods.

Online competitors:

     Currently there are approximately 12 direct competitors that provide online video game rentals. Some of our competitors include AngelGamer.com, DVDAvenue.com, Gamez2go.com, Govojo.com, Midwest-games.com, RedOctane.com, Rent-a-realm.com, Gamefly.com, and Videogamealley.com. Each of these competitors offers rental packages on a monthly subscription basis with offerings of one to eight games available at varying prices.

     The Registrant's key advantage compared to its competitors is that the company offers more comprehensive customer service. The Registrant is one of a few on-line video game rental sites that offers a toll free customer service phone number 12 hours a day, six days a week. The company also takes customer inquiries and requests via its e-mail address and maintain a policy to answer each e-mail within 6 hours.

     Another competitive advantage is, in the opinion of management, better product availability and product availability information. Management has observed that one of the main reasons subscribers decide on which service to purchase is the availability of games. Many sites do not have many games in stock for rental on any given day and many require a wait period of up to 15 days to receive a popular game title. The Registrant constantly monitors its inventory versus customer demand using automated reporting to continually update the inventory. In addition, many of the competitors do not allow customers to easily see what games are in stock. The Registrant allows customers to see if an individual game is in stock and provide a total percentage of games that are in stock prominently on its website.

     The Registrant's proprietary queue system and dynamic web server based database system also allows the company to offer customers a more error proof system than some of its competitors due to the lack of manual processes needed to manage the business. The company has its system automatically select the next game a customer receives based on factors such as the subscriber's next game preferences, game availability, length of time a subscriber has been with us, and the subscriber's subscription plan level. To date, the Registrant has achieved in excess of 90% accuracy rate for shipping titles to its subscribers.

     This system also allows customers the option of putting a "hold" on games for up to five days if a game title is not available when a customer's returned game or games is received. Management believes that none of its competitors offer this feature. The "hold" can be used to wait for a game that has been released already, but is out of stock or to wait for a future release title. This option allows customers to have control over which title they will receive, rather than just receiving the next available game in their queue.

(2)  DVD Rentals.

Chain rental stores:

     There are a number of retail stores located across the country for the chain store competitors. If the company's strategy is successful, it will have differentiated itself sufficiently to not have to compete against these stores.

     Strengths: national image, high volume, multiple locations, general familiarity.

     Weaknesses: lack of regular product availability, inadequate service and support knowledge, lack of personal attention, video game rentals are not their core business (and therefore is generally neglected), high overhead costs.

Other local video rental stores:

     The number and size of these competitors varies, but is not substantial. They are competing against the chains in an attempt
to offer lower prices and a more customer friendly staff.   They offer
a certain amount of customer service, as this is their only business as compared to the chain rental stores. Management believes that the problem is also that they do not offer good service, and also that they do not differentiate themselves from the chain stores.

Online competitors:

     The number of online competitors is growing. Management is aware of 12 other online services, such as NetFlix.com (the dominant force in this sector). Competitors vary in their service offerings, but many do not offer features offered by the company.

(3)  Summary.

     In summary, management believes that the company's competitive edge is its focus on providing its subscribers with the best possible renting experience and a willingness to develop a long-standing relationship. The company offers a high level of customer service, reliable product availability, and a responsive and efficient web site to deliver the service. By building a business based on long-standing relationships with satisfied subscribers, the company simultaneously builds defenses against competition.

(c)  Fulfilment.

     Delivery of the video game discs will be provided by first class mail. The initial delivery to each subscriber is made with delivery confirmation. The average cost of delivery for the initial shipment is $1.61. The delivery of each subsequent game costs $0.60 for shipment to the customer and $0.60 for each return.

(d)  Technology.

     Technology plays a vital role in the development and day-to-day operations of The Registrant and VeeGeeZ. All orders are taken by credit card via our webpage(s) at GameZnflix.com and Veegeez.com and processed through Verisign PayFlow Pro software and our Bank of America merchant account. Data resulting from customer sales transactions is dynamically transferred to our proprietary webserver based database system. This database system provides the necessary information for accounting, sales, customer service, inventory management, and marketing information needs and is accessible directly through any internet connection. Additionally, VeeGeeZ utilizes PC and Macintosh personal computers in its offices that are networked together using the LinkSys EtherFast 10/100 system.

(e)  Future Products and Services.

     In the future, both companies intend to sell used video games, new games, and video game system accessories such as controllers, memory cards, and cables. The offering of these products for sale will be integrated with the existing websites. Management believes these new offerings will complement the current rental service as many of the Registrant's subscribers have indicated that they rent games to decide which games they would like to buy in the future. The additional overhead costs to provide this service are minimal.

     All products sold will be offered to current subscribers at a 10% discount. Used games will be priced based on the length of time the game has been in service, the current market rate (as determined by on-line sites like Amazon.com, and EBGames.com), and customer demand to maximize profit. New games will be offered at a price lower than our on-line competitors. For example, most new games are sold for $49.99 at retail stores and for $49.99 plus shipping from on-line stores. The Registrant intends to offer the games at a price of $46.99 plus shipping charges paid by the customer. Since the average cost of a new game is approximately $41, and the Registrant's overhead costs are low, the profit potential is clear even at the reduced price of $46.99. Additionally, the sales of used and new games will supplement the rental business by increasing the number of games available to our subscribers.

(f)  Marketing.

     VeeGeeZ's target market is the hard core gamer that purchases and rents games on a regular basis. While the GameZnFlix.com website will be targeting the DVD market of NetFlix.com and its approximately
2,000,000 subscribers.

     Since the target market for VeeGeeZ is already renting games from traditional rental stores, the most important market needs are a higher level of support and service, a greater value for the money they spend, and greater product availability. One of the key points of the Registrant's strategy is the focus on hard-core gamers that know and understand these needs and are looking to pay less, and spend less time to have them filled.

     The most obvious and important trend in the market is an increase in the number of people playing video games. The market has seen a marked increase in the video game titles available as a result. The 2002 calendar year saw over 400 titles released for the video game systems we support and projections show that this number will increase in both 2003 and 2004.

     A second trend is that video game players are becoming more and more unsatisfied with the current video game rental stores. Late fees, short rental times, and a general lack of customer service support are all strong reasons why video game players are looking for an alternative.

     A third trend is ever-greater connectivity, with more people getting onto the Internet, and purchasing more items over the Internet. Items such as computer hardware, apparel, consumer electronics, office supplies, toys, movies and video games are all seeing increasing numbers of online sales.

     The market for video game hardware, software and accessories increased 43% in 2001 versus the prior year and is worth an estimated $9.4 billion in 2001, according to professional forecasts published by the NPD Group, Inc. in February of 2002. The growth in 2001 was mainly due to the launch of three new gaming systems: Nintendo's Gamecube and Game Boy Advance, and Microsoft's Xbox. Growth of the video game market is expected to grow over 40% from 2001 to 2006, according to a February 2002 report from DFC Intelligence. There are approximately 18 million Xbox, Playstation 2, and Gamecube consoles that have been sold in the United States.

     An estimated 15% of the Registrant's current subscriber base is college students. Advertisement in school newspapers, on college websites, and other advertising media will be placed at college campuses in targeted cities.

     In February, 2004, the Company retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of its website http://www.gameznflix.com. Through AdSouth Partners, Inc., the Registrant has begun a $2,000,000 direct television response advertising campaign that covers 13 different national television channels by use of two different commercials, starring Dennis Coleman (a television and move actor) and Ben Curtis (the former star of Dell television commercials).

     The initial marketing program consisted of Internet search engine and directory placement. An initial $500.00 was spent to subscribe to the 5 major search engines such as Yahoo.com. This program is intended to increase awareness of the Registrant's services and direct potential customers to its websites. Achievement should be measured by click-through rates from these services.

     Pay-per-click advertising services through the major search engines are also another part of our current marketing program. A budget of $10,000 per month has been established to increase click-through rates. This service is much more targeted than regular search engine placement. The service works by bidding to be placed on the top of the page for key search terms such as video game rental, or online video game rentals. If the Registrant's bid is one of the three highest bids, the company is placed at the top of all search engine pages that subscribe to this service.

     Another key marketing program is banner advertising. An initial budget of $45,000 per month will be used and will be initiated once funding has been garnered. The program is intended to markedly increase our subscriber base, as we will reach a much larger number of potential subscribers. Achievement should be measured by the increase in subscribers.

(g)  Strategy and Implementation Summary.

Emphasize service and support.

     The Registrant must differentiate itself from the competition. The company needs to establish our service offering as a clear and viable alternative to time period rentals.
Build a relationship-oriented business.

     Build long-term relationships with subscribers, not single-transaction deals; become their video game rental site of choice, not just a vendor; and make them understand the value of the relationship.

Differentiate and fulfill the promise.

     The company cannot just market and sell service and support, it must actually deliver as well. Therefore, the company must make certain to implement a service-intensive business.

(h)  Dependence on Major Customers

     The Registrant, including VeeGeeZ, does not rely nor is it dependent on one or a few major customers

(i)  Need for Governmental Approval

     The Registrant believes that none of its business operations require governmental approval.

(j)  Effect of Governmental Regulation on Business

     The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the company's ability to conduct its business operations.

(k)  Research and Development

     During the last fiscal year the Registrant has engaged in research and development activities, including the development of the new product described above. The portion of the Registrant's operating costs that is allocable research and development is immaterial.

(l)  Compliance with Environmental Laws

     The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant's operations.

(m)  Employees.

     The Registrant current has 3 employees and 8 paid consultants. The Registrant plans to add up to 15 employees during 2004 in the areas of management, customer service, and support.

Subsequent Events.

     In February, 2004, the Company was approved to trade shares on the Third Market Segment of the Berlin Stock Exchange under the trading symbol of "PQJ.BE. The Company was also approved to trade shares on the Third Market Segment of the Frankfurt Stock Exchange under the trading symbol of "PQJ.FSE".

ITEM 2.  PROPERTIES.

     The Registrant does not lease or rent any property.  The
Registrant's corporate office and East Coast distribution center are located in Franklin, Kentucky at the president's home-based office; VeeGeeZ.com maintains one location in a home-based office space in Santa Clarita, California. The California location will service the subscriber base West of the Rocky Mountains, while the Kentucky office will service the subscriber base to the East of the Rockies. By maintaining two locations, the company will be able to decrease the mailing times to an average of 3 days or less for a one-way mailing for approximately 80% of our subscriber base. Management believes that this office space is currently adequate for the needs of the company.

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 31, 2003, the Registrant's board of directors unanimously approved a proposal to amend the Articles of Incorporation of the Company to change the name of the Company to "GamezNFlix, Inc." The Company has received the consent of a majority of the outstanding shares of Common Stock of the Company for this corporate action under a definitive Proxy Statement filed on November 20, 2003. The filing of a Certificate of Amendment of Articles of Incorporation with the Nevada Secretary of State were both filed more than twenty days after the filing of a Definitive Information Statement in connection with this consent.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Registrant's common stock began trades on the Over the Counter Bulletin Board under the symbol "SYCD". With the change in the name of the Registrant to "Point Group Holdings, Incorporated", the symbol changed to "PGHI" on December 13, 2002. The symbol was changed to "GZFX" effective on February 6, 2004 with the change in the name of the Registrant to "GamezNFlix, Inc." The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.004     0.043
Quarter Ended September 30, 2003                 0.007     0.001
Quarter Ended June 30, 2003                       0.01    0.0001
Quarter Ended March 31, 2003 (1)                0.0001    0.0001

(1)  The shares traded on only 11 days during this quarter.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High      Low

Quarter Ended December 31, 2002                 0.004    0.0001
Quarter Ended September 30, 2002               0.0001     0.006
Quarter Ended June 30, 2002                     0.001    0.0001
Quarter Ended March 31, 2002                    0.001    0.0001

Holders of Common Equity.

     As of April 12, 2004, there were approximately 264 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered
(restricted) securities during the fourth quarter of fiscal year ended December 31, 2003 (all prior issuances in this fiscal year were reported in the Form 10-QSB's):

     (a) On March 13, 2003, the Registrant issued 1,200,000 restricted shares of common stock to Mr. Sawaqed as compensation for his work for the company in 2002, valued at a total of $1,200 ($0.001 per share).

     (b) On March 17, 2003, the Registrant issued 100,000,000 and 1,000,000 restricted shares of common stock , respectively, to Mr. Fleming and Mr. Crist as compensation for their work for the company in 2002, valued at a total of $101,000 ($0.001 per share).

     (c)  Between October 30, 2003 and December 30, 2003, the
Registrant sold a total of 7,007,595 shares to four investors (two accredited and two non-accredited) for a total consideration of $92,500 (prices ranging from $0.0089 to $0.02 per share).

     (d) On November 19, 2003 and December 9, 2003, the Registrant issued a total of 395,167 shares of common stock to one individual in connection with a rental of the video games inventory of Games Dude, valued at a total of $13,984 (average of $0.0335 per share).

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant, through its website www.gameznflix.com, and its subsidary Veegeez.com. LLC, www.veegeez.com, is an on-line console video game rental business dedicated to providing customers a quality rental experience. The company offers customers a reliable, web-based, high-quality alternative to traditional store based gaming rentals on a national scale. The Registrant's service is an alternative to store based gaming rentals that offers a high level of customer service, quality titles, and superior product availability.

     In March 2004, the Registrant launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website. In May 2004, the company is set to launch the second phase of the television ad campaign. This second phase is more narrowly designed to attract the core consumer to the product.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to focus its attentions and investment of resources in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

(a)  Revenues.

     The Registrant reported $143,421 in gross income for the twelve months ended December 31, 2003, and $202,234 for the twelve-month period ended December 31, 2002. This represents an approximate 30% decrease for the twelve months period. The decreased revenue was due to the consulting services ending to various businesses. The cost of goods for the twelve months ended December 31, 2003 was $15,976 compared to the $99,451 for the same period ending December 31, 2002. This represents an approximate decrease of 600% for the twelve-month period. The decrease in the cost of goods sold was due to management deferring salaries and wages during the twelve-month period. This resulted in a twelve-month gross profit of $127,445 for the twelve period ended December 31, 2003, and $102,693 for the twelve-month period ended on December 31, 2002. This represents an approximate 124% increase in gross profit for the Registrant.

(b)  Expenses.

     Total expenses for the twelve months ended December 31, 2003 was $1,313,255, while the same expenses for the same period ended December 31, 2002 totalled $656,977. This represents an increase of approximately 200% for this period over the same period last year.
For the twelve months ended December 31, 2003, selling, general and administrative expenses totalled $95,600, compared to $109,468 for the twelve months ended December 31, 2002. This reflects a decrease of approximately 14%. The decrease in these expenses is due primarily to the reduction in advertising and marketing services and interest on loans in the subsidiaries.

     For the twelve months ended December 31, 2003, consulting fees totalled $889,793, compared to $57,385 for the twelve months ended December 31, 2002. This reflects in an increase of a 1550%. This increase in these expenses is due primarily to hiring of business consultants to develop the Registrant's business model for the launching of the DVD movie and video game on-line rental service.

     The Registrant incurred professional fees expense charges of $165,521 in the twelve months ended December 31, 2003, compared with charges of $116,809 in the same period ended December 31, 2002. This represents an increase of 142% for this period over the same period last year. The increase in these expenses is due to legal and accounting fees of the acquisition of VeeGeeZ.com, LLC, and on going fees required of the Registrant being a fully reporting on the Over the Counter Bulletin Board.

(c)  Depreciation and Amortization.

     Depreciation and amortization for the year ended December 31, 2003 was $33,016 compared to zero for the fiscal year ended December 31, 2002. The increase was due to an overall increase in depreciable fixed assets of approximately $64,000 as result of purchases made during 2003.

(d)  Interest Expense.

     The Registrant incurred interest expense of $21,161 during the fiscal year ended December 31, 2003, compared with of $362,848 in the fiscal year ended December 31, 2002, a decrease of approximately 94%. The decrease was primarily due to an overall reduction of interest bearing related liabilities by approximately $1,044,000. This reduction was primarily a result of $963,000 in debt extinguishments during 2003.

(e)  Extinguishment of Debt.

     In January 2003, note holders forgave the Registrant's debts and interest accrued in the amount of $268,132.

     In May 2003, the Company ceased operation of Prima International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 was forgiven and the Company recognized a gain from forgiveness of debt of $6,300.

     In December 2003, management determined that accrued payables in the amount of $688,188, relating to activities prior to Syconet's merger with the Company, are of questionable validity. No demands have been made of current management or the prior management group, and the Company's records do not provide sufficient information to confirm any amounts due. The amount has been credited to extraordinary gain on extinguishment of debt in the current year.

(f)  Net Profit.

     The Registrant reported a net operating loss of $1,206,969 for the twelve months ended December 31, 2003. This is compared to a net operating loss of $916,616 for the same period ended December 31, 2002, which was due primarily to the increased use of outside business consultants. The Registrant reported a net loss of $228,270 for the period ending December 31, 2003. This is compared to the net loss of $885,163 for same period ended December 31, 2002, the decrease is due to the recovery from extinguishment of debt from the prior entity known as Syconet.com.

(g)  Income Tax Benefit.

     At December 31, 2003, the Registrant has net operating loss carryforwards totalling approximately $8,700,000, which may provide future tax benefits. The carryforwards begin to expire in fiscal year 2017. Because of ownership changes nearly all of this net operating loss carry forward may be limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its customer base. If the Registrant is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its artificial turf business.

     The Registrant is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for on-line rental of DVD's and games is competitive and the Registrant expects competition to continue to increase. In addition, the companies with whom the Registrant has relationships could develop products or services, which compete with the Registrant's products or services. Also, some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Registrant does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Registrant believes that it must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by new product introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Registrant's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Registrant that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to its new product introductions, and the desire by customers to evaluate new products for longer periods of time.

(c)  Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Registrant will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $1,065,848 and total current liabilities of $849,143 resulting in net working capital of $216,705. The Registrant will require significant additional working capital to continue as a going concern.

     The Registrant has continued to raise capital through isolated financing transactions. During the fourth quarter of the fiscal year ended December 31, 2003, the Registrant sold a total of 7,007,595 restricted shares of common stock to four investors for a total consideration of $92,500. In addition, the Registrant has sold an additional 10,469,470 restricted shares of common stock to date in 2004, raising an additional $307,962 in capital.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Registrant estimates that it will need to raise up to $10,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on terms favorable to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the company's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Inflation.

     The Registrant's management does not believe that inflation has had or is likely to have any significant impact on the Registrant's operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the Registrant's statement of operations.

(c)  Revenue Recognition.

     Revenue from proprietary software sales that does not require further commitment from the Registrant is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license. Video game subscription revenues are recognized when billed. Veegeez customers are required to authorize a monthly automatic charge to a major credit card. Because of this, the billing and receipt of revenue occur simultaneously. Subscribers pay on a monthly basis and may cancel service at anytime. The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop and introduce new products and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on January 21, 2002, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Stonefield Josephson, Inc., was dismissed. The decision to dismiss this accountant was approved by the board of directors. This accountant did not perform any auditing functions for the Registrant since it was retained on August 17, 2001.

     During the period of engagement preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the period of engagement preceding the former accountant's dismissal.

     (b) Effective on January 21, 2002, the firm of Smith & Company was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant nor someone on its behalf consulted the newly engaged accountant regarding any matter.

     Effective on August 19, 2002, Smith & Company, was dismissed. This dismissal was approved by the board of directors. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2001. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for that period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period of engagement preceding such dismissal, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred the period of engagement preceding the former accountant's dismissal.

     (c) Effective on August 19, 2002, the firm of George Brenner, C.P.A was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this firm was approved by the board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging that accountant, neither the Registrant nor someone on its behalf consulted the newly engaged accountant regarding any matter.

     Effective on February 17, 2003, Mr. Brenner resigned. This accountant did not perform any auditing functions for the Registrant. During the period of engagement preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the period of engagement preceding the former accountant's resignation.

     (d) Effective on March 30, 2003, the firm of Beckstead and Watts, LLP was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

     Effective on November 20, 2003, Beckstead and Watts, LLP resigned. This firm audited the Registrant's financial statements for the fiscal year ended December 31, 2002. This firm's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the period of engagement preceding such resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the period of engagement preceding the former accountant's resignation.

     (e) Effective on November 21, 2003, the firm of Smith & Company was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, he concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III.

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

(a)  John Fleming, President/Secretary/Director

     Mr. Fleming, age 55, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years (before joining the Registrant in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

(b)  I. Matt Sawaqed, Director

     Mr. Sawaqed, age 45, became the executive vice president and General Manager of KENT North America, a manufacturer and distributor of confectionary products, in 1995. Within 18 months after joining this firm, KENT's products were represented in over 20,000 retail stores.

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

(c)  Mark Crist, Director

     Mark Crist, 45, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

     Mr. Crist held the position of CEO and President GamesGalore.com from 1996 to 2001, a company that among other things supplies trivia contest content to users of America Online. Since May of 2001, he has served as president and director of Diamond Hitts Production, Inc. (Pink Sheets: DHTT). Mr. Crist is an alumnus of California State University at Northridge.

Compliance with Section 16(a) of the Securities Exchange Act.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2003, and certain written representations from executive officers and directors, the Registrant is unaware that any required reports that have not been timely filed.

Code of Ethics.

     The Registrant has not adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Registrant has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the company; a later time, such a code of ethics may be adopted by the board of directors.

ITEM 10.  EXECUTIVE COMPENSATION.

                      Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's Chief Executive Officer/President. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and for the two prior years.



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

John Fleming  2003         -       -         -               -             -             -         -
President     2002         -       -         -           $100,000          -             -         -

Gary Borglund 2002         -       -         -               -             -             -         -
former
president (1)

William Spears 2001        -       -         -               -             -             -         -
former CEO
(2)

Gary Fox       2001        -       -         -               -             -             -         -
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

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by the Registrant.

     (b) Other than as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director. (1) On July 1, 2001, the Registrant adopted a Non-Employees Directors and Consultants Retainer Stock Plan (see description under Item 11, below); and (2) on April 25, 2003, the Registrant adopted a Stock Incentive Plan (see description under Item 11, below). The Registrant may pay compensation to officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of the April 12, 2004 (556,157,882 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding Common Stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Title of Class   Name and Address               Amount and Nature   Percent of
                 of Beneficial Owner              of Beneficial        Class
                                                     Owner

Common Stock     John Fleming                    131,320,000           23.61%
                 1535 Blackjack Road
                 Franklin, Kentucky 42134

Common Stock     I. Matt Sawaqed                  32,520,000            5.85%
                 1535 Blackjack Road
                 Franklin, Kentucky 42134

Common Stock     Mark Crist                        1,000,000            0.18%
                 1535 Blackjack Road
                 Franklin, Kentucky 42134

Common Stock     Shares of all directors and     164,840,000           29.64%
                 executive officers
                 as a group (3 persons)

Securities Authorized for Issuance under Equity Compensation Plans.

     The Registrant has adopted two equity compensation plans (neither of which have been approved by the company's shareholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On July 1, 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the company adopted Amendment No. 4 to this plan on November 17, 2003). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 250,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 POS filed with the SEC on December 19, 2003. As of December 31, 2003, 103,500,000 shares of common stock remain to be issued under this plan.

(b)  Stock Incentive Plan.

     On April 25, 2003, the Registrant adopted a Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 25,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on May 12, 2003. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2003, the Registrant had granted options to two individuals covering all 25,000,000 shares registered under this plan; however, as these options were not exercised until 2004, all shares registered under this plan remain to be issued as of December 31, 2003.

                                 Equity Compensation Plan Information


                                                                                        Number of
                                                                                        Securities
                                                                                         Remaining
                              Number of                                            Available for future
                            Securities to be                                          Issuance under
                              Issued upon            Weighted-average                     Equity
                              Exercise of            Exercise Price Of                 Compensation
                              Outstanding              Outstanding                  Plans (excluding
                            Options, Warrants        Options, Warrants             Securities reflected
                               And rights               And rights                   in Column (a)
Plan category                    (a)                        (b)                            (c)

Equity
compensation plans
approved by security
holders                          0                            0                           0

Equity compensation
plans not approved by
security holders                 0                            0                      Director's and
                                                                                     Consultant's
                                                                                     Stock Plan:
                                                                                     103,500,000
                                                                                     shares Stock
                                                                                     Incentive Plan:
                                                                                     25,000,000 shares

Total                            0                            0                      Director's and
                                                                                     Consultant's
                                                                                     Stock Plan:
                                                                                     103,500,000
                                                                                     shares Stock
                                                                                     Incentive Plan:
                                                                                     25,000,000 shares


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On September 13, 2002, the Registrant entered into an acquisition agreement with the shareholders of AmCorp Group, Inc., a privately held Nevada corporation. Under the terms of this agreement, on the closing date, the parties exchanged common stock on a 1-for-1 basis, with AmCorp selling to the Registrant all of its issued and outstanding shares. Mr. Fleming served as the authorized representative of the shareholders of AmCorp.

     (b) On October 31, 2002, the Registrant entered into an acquisition agreement with the shareholders of Naturally Safe
Technologies, Inc., a privately held Nevada corporation. Under the terms of this agreement, on the closing date, the parties exchanged common stock on a 1-for-1 basis, with Naturally Safe exchanging with the Registrant all of its issued and outstanding shares. Messrs.
Fleming and Sawaqed were shareholders of Naturally Safe; they each received 31,320,000 restricted shares of common stock under this agreement.

     (c) On March 13, 2003, the Registrant issued 1,200,000 restricted shares of common stock to Mr. Sawaqed as compensation for their work for the company in 2002.

     (d) On March 17, 2003, the Registrant issued 100,000,000 and 1,000,000 restricted shares of common stock , respectively, to Mr. Fleming and Mr, Crist as compensation for their work for the company in 2002.

     (e) The Registrant's corporate office and East Coast distribution center are located in Franklin, Kentucky at the president's home-based office (which is provided to the company without cost).

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

Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

(a) a Form 8-K filed on October 9, 2003 to report that on September 25, 2003, the Registrant entered into an acquisition agreement with the shareholders of Veegeez.com, LLC, a California limited liability company.

(b) A Form 8-K filed on December 4, 2003 to report that on November 20, 2003 the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Beckstead and Watts, LLP, resigned. This Form 8-K also reported that on November 21, 2003, the Registrant engaged the firm of Smith & Company to serve as the new principal accountant to audit the Registrant's financial statements

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company, George Brenner, CPA, and Beckstead and Watts, LLP (collectively, "Accountants") for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003:
$22,000 (Beckstead and Watts, LLP); and 2002: $20,000 (Smith & Company).

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Mr. Fleming. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking such a person.

     The Registrant's does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.


Dated: April 16, 2004                  By: /s/ John Fleming
                                       John Fleming, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                              Date

/s/  John Fleming          President/Director                 April 16, 2004
John Fleming

/s/  I. Matt Sawaqed       Director                           April 16, 2004
I. Matt Sawaqed

/s/  Mark Crist            Director                           April 16, 2004
Mark Crist

                            INDEPENDENT AUDITORS' REPORT

Board of Directors
GamezNFlix, Inc.

We have audited the accompanying consolidated balance sheet of GamezNFlix, Inc. and Subsidiaries (formerly Point Group Holdings, Incorporated), a Nevada corporation, as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2002 financial statements were audited by other auditors whose report dated April 13, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GamezNFlix, Inc. and Subsidiaries as of December 31, 2003 and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraint, an accumulated deficit of $8,785,833 at December 31, 2003, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/  Smith and Company
Certified Public Accountants
Salt Lake City, Utah
April 12, 2004


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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, Nevada
April 13, 2003


                                  GAMEZNFLIX, INC.
                             CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2003

                                       ASSETS

Current Assets:
Cash and cash equivalents                                        $    43,778
Common stock options receivable                                       20,000
Accounts receivable                                                   62,678
Accounts receivable - employees                                        1,892
Prepaid expenses                                                     937,500

Total Current Assets                                               1,065,848

Fix assets, net (Note 3)                                              44,964

Other assets                                                           8,019

TOTAL ASSETS                                                       1,118,831

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable                                                     243,821
Accrued expenses                                                     317,622
Notes payable                                                         36,000
Notes payable - related parties                                      251,700
Total Current Liabilities                                            849,143

Stockholders' Equity (Deficit)
Preferred stock, authorized 500,000 shares;
No shares issued and outstanding                                           0
Common stock, $0.001 par value, 500,000,000 shares
authorized, 481,474,211 shares issued and outstanding                481,474
Additional paid-in capital                                         8,574,047
Retained (Deficit)                                                (8,785,833)
                                                                     269,688
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               1,118,831

         See accompanying Notes to Consolidated Financial Statements


                                GAMEZNFLIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                             December 31,
                                                         2003           2002

Revenue                                                  $  143,421  $ 202,234
Cost of revenues                                             15,976     99,541
                                                            127,445    102,693

Expenses
Selling, general and administrative expenses                  95,600   109,468
Amortization and depreciation                                 33,016         0
Related stock options                                              0   102,000
Officer compensation                                         129,325   271,315
Consulting fees                                              889,793    57,385
Professional fees                                            165,521   116,809
                                                           1,313,255   656,977

Net Operating Loss                                        (1,185,810) (554,284)

Other income (expenses)
Interest expense                                             (21,161) (362,848)
Interest income                                                    2       516

Net Loss Before Extraordinary Item                        (1,206,969) (916,616)

Discontinued operations (Note 7)                              16,079         0

Net Loss Before Extraordinary Item                        (1,190,890) (916,616)

Extraordinary item
Extinguishment of debt (Note 11)                             962,620    31,453

Net Loss                                                    (228,270) (885,163)

Weighted average number of common shares outstanding
Basic and fully diluted                                  332,124,803 92,092,740

Net loss per share - Basic and fully diluted
From continuing operations                                     (0.00)    (0.01)
Discontinued operations                                         0.00      0.00
Before extraordinary item                                      (0.00)    (0.01)
Extraordinary item                                              0.00      0.00

Total                                                          (0.00)    (0.01)

           See accompanying Notes to Consolidated Financial Statements


                                  GAMEZNFLIX, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                  Additional                   Total
                                          Common Stock             Paid-In      Retained    Stockholders'
                                        Shares       Amount        Capital       Deficit       Equity
Balance as of December 31, 2001         51,165,000  $     4,117   $ 6,756,761   $ (7,672,400) $  (911,523)

Shares issued for consulting services    5,500,000        5,500             0                       5,500
Recapitalization adjustment                      0       47,048       (47,048)                          0
Shares issued for:
 debt settlement                         8,662,800        8,662        46,334                      54,997
 consulting services                     8,753,848        8,754        18,769                      27,523
 debt settlement                         1,300,000        1,300         6,916                       8,216
 business acquisition (Note 5)          78,300,000       78,300             0                      78,300
 business acquisition (Note 5)          27,889,801       27,890             0                      27,890
 officers compensation                 102,000,000      102,000             0                     102,000
Net loss for year ended
December 31, 2002                                                                   (885,163)    (885,163)

Balance as of December 31, 2002        283,571,449      283,571     6,781,732     (8,557,563)  (1,492,260)

Shares issued for:
 prepaid expenses                       37,500,000       37,500       900,000                     937,500
 legal and consulting services         139,395,167      139,395       810,589                     949,984
 business acquisition (Note 5)          14,000,000       14,000       (13,766)                        234
Private placement shares sold:
 at $0.014 per share                     6,299,262        6,299        83,701                      90,000
 at $0.015 per share                       333,333          334         4,666                       5,000
 at $0.02 per share                        375,000          375         7,125                       7,500
Net loss for year ended
December 31, 2003                                                                   (228,270)    (228,270)

Balance as of December 31, 2003        481,474,211  $   481,474   $ 8,574,047   $ (8,785,833) $   269,688




       See accompanying Notes to Consolidated Financial Statements


                                  GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                         2003           2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $ (228,270) $(885,163)
Adjustments to reconcile net income (loss) to cash
provided (used) by operating activities:
Shares issued for legal and consulting services             949,984     33,023
Shares issued to officers for compensation                        0    102,000
Depreciation and amortization expense                        33,016      2,746
Loss from impairment of goodwill                                  0    114,063
Changes in assets and liabilities:
Accounts receivable                                         (56,433)    (8,137)
Inventory                                                    21,221    (21,221)
Options receivable                                          (20,000)         0
Intangible assets                                             3,589    (11,608)
Accounts payable and accrued expenses                      (723,314)   395,765

NET CASH USED IN OPERATING ACTIVITIES                       (20,207)  (278,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets                                    (38,052)    (7,314)

NET CASH USED) IN INVESTING ACTIVITIES                      (38,052)    (7,314)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable                         (81,421)         0
Proceeds from notes payable                                  58,428    308,376
Proceeds from issuance of stock                             102,500          0

NET CASH PROVIDED BY FINANCING ACTIVITIES                    79,507    308,376

Net increase (decrease) in cash                              21,248     22,530

Cash and cash equivalents - beginning                        22,530          0

CASH AND CASH EQUIVALENTS - ENDING                           43,778     22,530

SUPPLEMENTAL DISCLOSURES
Interest paid                                                21,161          0

NON-CASH TRANSACTIONS
Shares issued for prepaid expenses                          937,500          0
Shares issued for debt settlement                                 0     63,213
Shares issued for business acquisitions                         234    106,190

         See accompanying Notes to Consolidated Financial Statements

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 December 31, 2003

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of GamezNFlix, Inc. and subsidiaries ("Company") is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Organization.

The Company was originally formed under the laws of the State of Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution, formed under the laws of the Commonwealth of Virginia on January 15, 1997. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. On April 12, 2002 the Company adopted an Agreement and Plan of Merger for the purpose of redomiciling the Company to the State of Nevada. The Company then discontinued its operations as Syconet.com, Inc. and changed its name to Point Group Holding, Incorporated effective November 21, 2002. On January 26, 2004, the Company changed its name to GamezNFlix, Inc.

Nature of Business.

The Company provides DVD and video game rentals to subscribers using an Internet website (http://www.gameznflix.com) to facilitate transactions. At December 31, 2003, the Company was preparing to launch the website and, therefore, had not received any revenues associated with its operations. The website was subsequently launched March 25, 2004. Subscribers of GamezNFlix.com are located within the United States of America. The Company maintains its headquarters and its DVD shipping facilities in Franklin, Kentucky. Video games are shipped through its wholly owned subsidiary, Veegeez.com, LLC ("Veegeez").

Veegeez was established as a limited liability company (LLC) in California on April 6, 2002, and provides video game rentals to subscribers using an Internet website (http://www.veegeez.com) to facilitate transactions. Subscribers are located within the United States of America. Veegeez maintains its headquarters and sole shipping facility in Santa Clarita, California.

AmCorp Group, Inc. ("AmCorp") was acquired by the Company on September 24, 2002. AmCorp provides executive-level managerial assistance in arranging for capital funding and investment and consulting services.

Naturally Safe Technologies, Inc. ("NSTI") was acquired by the Company on October 31, 2002. NSTI, which provides plant supplements and nutraceuticals through its Internet website
(http://www.naturallysafe.com).

Cash and Cash Equivalents.

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2003.

Inventory.

Inventory consists solely of finished goods product, which are warehoused in Franklin, Kentucky. All inventory items are stated at the lower of cost (first-in, first-out) or market value. As of December 31, 2003, inventory is valued at $0, due to its limited shelf life.

Investments.

Investments in companies over which the Company exercises significant influence are accounted for by the equity method whereby the Company includes its proportionate share of earnings and losses of such companies in the Company's earnings.

Other investments are accounted for based on the nature of the investment. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.
Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Property, Plant, and Equipment.

Property, plant, and equipment are stated at the lower of cost of estimated net recoverable amount. The cost of property, plant, and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment & software                         3-5 years
Office furniture and fixtures                         2-7 years

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

Games Library.

Veegeez currently offers games compatible with Microsoft XBox, Nintendo GameCube, Sony PlayStation, and PlayStation 2. The cost of games is depreciated using the straight-line method over a twenty-four month period to an estimated residual value of $10.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its games. This loss is shown in the cost of sales section of the Income Statement. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Revenue Recognition.

Revenue from proprietary software sales that does not require further commitment from the Company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license. Video game subscription revenues are recognized when billed. Veegeez customers are required to authorize a monthly automatic charge to a major credit card. Because of this, the billing and receipt of revenue occur simultaneously. Subscribers pay on a monthly basis and may cancel service at anytime.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Advertising Costs.

The Company expenses all costs of advertising as incurred.
Advertising costs for the years ended December 31, 2003 and 2002 were $21,411 and $0, respectively.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Fair Value of Financial Instruments.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long-Lived Assets.

The Company reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cashflows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Company would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

Reporting on the Costs of Start-Up Activities.

Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-up Activities," which provides guidance on the financial reporting of start-up costs and organizations costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP No. 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP No. 98-5, there has been little or no effect on the Company's financial statements.

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. No diluted loss per share amounts are disclosed because their effect is antidilutive. Stock options to purchase shares of common stock that were outstanding during 2003 and 2002, which were not included in the computation of diluted loss per share because the effect would have been antidilutive, were 25,000,000 and 0, respectively.

Dividends.

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Comprehensive Income.

SFAS No. 13, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

Segment Reporting.

The Company follows SFAS No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes.

The Company follows SFAS No. 109, "Accounting for Income Taxes," for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely that not be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent Pronouncements.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." The Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of FIN Nos. 5, 57, and 107, and a rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others."
FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 has not had a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulleting ("ARB") No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate by in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The adoption of FIN 46 has not had a material impact on the Company's financial position or results of operations.

Stock-Based Compensation.

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year End.

The Company has adopted December 31 as its fiscal year end.

NOTE 2  GOING CONCERN

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

As of December 31, 2003, the Company had an accumulated deficit of $8,785,833. In addition, the Company had current liabilities of $849,143. The Company has a substantial need for working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website. In May 2004, the company is set to launch the second phase of the television ad campaign. This second phase is more narrowly designed to attract the core consumer to the product.

In addition, the Company has generated approximately $300,000 in funds in 2004 through the sale of restricted shares of common stock.

As a result of these actions and estimates of revenues that will be generated from its online presence, management feels that there is sufficient evidence they will be able to generate any additional working capital needed to allow the Company to continue as a going concern.

NOTE 3  FIXED ASSETS

Fixed assets consists of the following:

                                      Accumulated
                                      Depreciation           Net Book Value
                            Cost       12/31/03          12/31/03      12/31/02

Machinery and equipment     $16,615     $  5,295         $11,320        $7,314
Furniture and Fixtures        2,288        2,002             286             0
Games Library                55,488       22,130          33,358             0

                            $74,391     $ 29,427         $44,964        $7,314

Depreciation expense for 2003 was $29,427 ($0 for 2002).

NOTE 4  INTANGIBLE ASSETS

Intangible assets consists of costs related to obtaining a patent on the Season's Greetings products as of December 31, 2003:

Patent                                     $14,354
Less: accumulated amortization               6,335

                                           $ 8,019

Amortization expense for 2003 was $3,589 ($2,746 for 2002).

NOTE 5  PREPAID EXPENSES

At December 31, 2003, the Company had prepaid expenses of $937,500 for consulting fees. In February 2004, $37,500, was recognized as used. The remaining $900,000 will be used at the rate of $75,000 per month.

NOTE 6  ACQUISITIONS

On September 30, 2003, the Company executed an Acquisition Agreement ("Agreement") with Veegeez. Under the terms of the Agreement, the Company exchanged 14,000,000 shares of $0.001 par value restricted common stock for a 100% ownership interest in Veegeez. The value of the net assets of Veegeez on September 30,2003 was $234, resulting in a decrease in additional paid-in capital of $13,766.

On October 31, 2002, the Company executed an Acquisition Agreement ("Agreement") with NSTI. Under the terms of the Agreement, the Company exchanged 27,889,801 shares of $0.001 par value restricted common stock for 100% of the issued and outstanding shares of NSTI. The fair market value of the common shares issued on October 31, 2002 was $0.001 per share, resulting in a valuation of $27,890. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".

On September 24, 2002, the Company executed an Acquisition Agreement ("Agreement") with AmCorp. Under the terms of the Agreement, the Company exchanged 78,300,000 shares of $0.001 par value restricted common stock for 100% of the outstanding shares of AmCorp. The fair market value of the common shares issued on September 24, 2002 was $0.001 per share, resulting in a valuation of $78,300. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".

NOTE 7  DISCONTINUED OPERATIONS

In May 2003, the Company discontinued operations of Prima
International, LLC, a wholly owned subsidiary. As a result, the net operations from Prima have been recognized as a gain from discontinued operations in the amount of $16,079.

NOTE 8  COMMITMENTS AND CONTINGENCIES

Upon assuming operations of Veegeez, the Company retained the original founders of Veegeez and entered into five-year consulting agreements with them. Under the terms of the agreements, each consultant receives compensation of $5,000 monthly for the first six months of operations. Additionally, each consultant received 2,500,000 shares of the Company's Form S-8 common stock each month until Veegeez reports earnings before income taxes ("EBIT") greater than $18,000.
Once the EBIT is greater than $18,000, each of the consultants will receive monthly consulting fees of $9,000 for the duration of the contracts.

NOTE 9  NOTES PAYABLE

As of December 31, 2003, NSTI had a note payable to an investor in the amount of $29,000. The note is unsecured, bears an interest rate of 10% and is due on demand.

NOTE 10  RELATED PARTY TRANSACTIONS

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

On March 10, 2000, NSTI entered into an agreement with an investor whereby NSTI received a loan of $175,000, with a maturity date no later than twelve months from the date of the note. The note is secured by assets of NSTI. The company entered into a Forbearance Agreement with the investor to defer payment until 2003. As of December 31, 2003, NSTI was in default on the note.

On March 13, 2003, the Registrant issued 1,200,000 restricted shares of common stock to Matt Sawaqed, a Company director, as compensation for his work for the company in 2002, valued at a total of $1,200
($0.001 per share).

On March 17, 2003, the Registrant issued 100,000,000 and 1,000,000 restricted shares of common stock , respectively, to John Fleming and Mark Crist, directors of the Company, as compensation for their work for the company in 2002, valued at a total of $101,000 ($0.001 per share).

As of December 31, 2003, NSTI had a note payable to a consulting firm in the amount of $27,642. The note is unsecured, bears an interest rate of 10%, and is due on demand.

As of December 31, 2003, NSTI had a note payable to an individual in the amount of $130. The note is unsecured, bears no interest, and is due on demand.

As of December 31, 2003, NSTI had a note payable to a consulting firm in the amount of $1,000. The note is unsecured, bears no interest, and is due on demand.

NOTE 11  GAIN FROM EXTINGUISHMENT

In January 2003, note holders forgave the Company's debts and interest accrued in the amount of $268,132.

In May 2003, the Company ceased operation of Prima International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 was forgiven and the Company recognized a gain from forgiveness of debt of $6,300.

In December 2003, management determined that accrued payables in the amount of $688,188, relating to activities prior to Syconet's merger with the Company, are of questionable validity. No demands have been made of current management or the prior management group, and the Company's records do not provide sufficient information to confirm any amounts due. The amount has been credited to extraordinary gain on extinguishment of debt in the current year.

NOTE 12  SHAREHOLDERS' EQUITY

In July 2003, the Company amended its Articles of Incorporation to increase the number of common shares authorized to 900,000,000, par value of $0.001.

During 2003, the Company issued 176,895,167 shares of common stock as payment for consulting services valued at $1,887,484 (30,395,167 of which are restricted shares). The par value of the shares was $176,895 and additional paid-in capital was recognized in the amount of $1,710,589.

During 2003, the Company issued 14,000,000 restricted shares of common stock as payment for the acquisition of Veegeez.com, LLC (See Note 5) valued at $234. The par value of the shares was $14,000 and additional paid-in capital was recognized in the amount of $(13,766).

During 2003, the Company issued 6,299,262 restricted shares of common stock as a result of a private placement memorandum. The Company received payment in the amount of $90,000. The par value of the shares was $6,299 and additional paid-in capital was recognized in the amount of $83,701.

During 2003, the Company issued 333,333 restricted shares of common stock as a result of a private placement memorandum. The Company received payment in the amount of $5,000. The par value of the shares was $334 and additional paid-in capital was recognized in the amount of $4,666.

During 2003, the Company issued 375,000 restricted shares of common stock a result of a private placement memorandum. The Company received payment in the amount of $7,500. The par value of the shares was $375 and additional paid-in capital was recognized in the amount of $7,125.

NOTE 13  INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The components of the provision for income taxes at December 31, 2003 are as follows:

Current- Federal                              $      0
Deferred- Federal                                    0
Income tax provision                          $      0

A reconciliation of the consolidated income tax provision for the Company and its U.S. subsidiary to the amount expected using the U.S. Federal statutory rate follows:

Expected amount using
U.S. Federal statutory rate                   $(28,068)
Change in valuation allowance                   28,068
Effective tax                                 $      0

Deferred tax assets (liabilities) consisted of the following at December 31, 2002.

Deferred tax assets
Net operating loss
Carryforwards                                     $ 2,900,000

Deferred tax liability                                      0
                                                    2,900,000
Valuation allowance                                (2,900,000)

                                                  $         0

At December 31, 2003, the Company has net operating loss ("NOL") carryforwards totalling approximately $8,700,000. The carryforwards begin to expire in fiscal year 2017. Deferred tax assets have been reduced by a valuation allowance because of uncertainties as to future recognition of taxable income to assure realization. The net change in the valuation allowance for the year ended December 31, 2003 was $100,000.

NOTE 14  STOCK COMPENSATIONS PLANS

On July 1, 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the company adopted Amendment No. 4 to this plan on November 17, 2003). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 250,000,000 shares of common stock have been registered under this plan as a result of a Form S-8 POS filed with the SEC on December 19, 2003. As of December 31, 2003, 103,500,000 shares of common stock remain to be issued under this plan.

On April 25, 2003, the Registrant adopted a Stock Incentive Plan.
This plan is intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 25,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on May 12, 2003. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. Through December 31, 2003, the Registrant had granted options to two individuals (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise) covering all 25,000,000 shares registered under this plan; however, as these options were not exercised until 2004, all shares registered under this plan remain to be issued as of December 31, 2003.

The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock-based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by FAS 123, the Company's net loss and loss per share would not have been changed.

NOTE 15  SUBSEQUENT EVENTS

In February, 2004, the Company was approved to trade shares on the Third Market Segment of the Berlin Stock Exchange under the trading symbol of "PQJ.BE. The Company was also approved to trade shares on the Third Market Segment of the Frankfurt Stock Exchange under the trading symbol of "PQJ.FSE".

In February, 2004, the Company retained the services of a national ad agency to assist in the launch and marketing of its website http://www.gameznflix.com, designed to provide online DVD and video game rental services.

In March, 2004, the Company signed a supply agreement with a national entertainment distributor. The supply agreement is designed to enable the Company to access the most current DVD and video game titles for purposes of meeting rental requests through gameznflix.com.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website.

In April, 2004, the Company began production of the second phase of the ad campaign. This segment of the campaign more narrowly targets the core audience with the intent to increase awareness and drive demand to the website.

During 2004, the Company has issued 10,469,470 shares and generated $307,962 in working capital through the issuance of restricted stock through private placement memoranda.

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

3.5 Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (see below).

3.6 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

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

4.17 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated November 17,
        2003 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on December 19, 2003).

16.1 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August
        24, 2001).

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 15, 2003).

23.1    Consent of Independent Certified Public Accountants (see below).

23.2    Consent of Independent Certified Public Accountants (see below).

31      Rule 13a-14(a)/15d-14(a) Certification of John Fleming (see below).

32      Section 1350 Certification of John Fleming (see below).

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