Form 10QSB
period 2004-03-31
GAMEZNFLIX INC
filed 2004-05-24
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                     COMMISSION FILE NUMBER: 0-29113


                             GAMEZNFLIX, INC.
         (Exact Name of Registrant as Specified in its Charter)

             Nevada                                             54-1838089
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
           or Organization)                                 Identification No.)

    1535 Blackjack Road, Franklin, Kentucky                      42134
    (Address of Principal Executive Offices)                   (Zip Code)

              Registrant's telephone number:  (270) 598-0385

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

     As of March 31, 2004, the Registrant had 554,652,076 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 AS OF MARCH 31, 2004                                     3

                CONSOLIDATED STATEMENTS OF
                OPERATIONS (UNAUDITED) FOR
                THE THREE MONTHS ENDED
                MARCH 31, 2004 AND MARCH 31, 2003                         4

                CONSOLIDATED STATEMENTS OF
                CASH FLOWS (UNAUDITED) FOR
                THE THREE MONTHS ENDED
                MARCH 31, 2004 AND MARCH 31, 2003                         5

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED)                                    6

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS                                             9

       ITEM 3.  CONTROLS AND PROCEDURES                                  16

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                        16

       ITEM 2.  CHANGES IN SECURITIES                                    16

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          17

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                      17

       ITEM 5.  OTHER INFORMATION                                        17

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         18

       SIGNATURE                                                         18


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                GAMEZNFLIX, INC.
                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)

                                     ASSETS

Current assets
Cash                                                              $   554,480
Accounts receivable                                                    62,678
Inventory                                                             158,131
Prepaid expenses                                                       20,000

Total current assets                                                  795,289

Fixed assets, net                                                      42,716

Other assets                                                           11,608

Total assets                                                          849,613

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                      188,081
Accrued expenses                                                      576,380
Stock payable                                                          68,050
Notes payable - related parties                                       315,111
Total current liabilities                                           1,147,622

Total liabilities                                                   1,147,622

Commitments and contingencies                                               -

Stockholders' deficit
Common stock; $0.001 par value;
900,000,000 shares
   authorized, 554,652,076 shares issued
and outstanding                                                       554,652
Additional paid-in capital                                         13,368,003
Prepaid consulting expenses                                        (3,681,000)
Accumulated deficit                                               (10,539,664)
Total stockholders' deficit                                          (298,009)

Total liabilities and stockholders' deficit                           849,613

See accompanying notes to consolidated financial statements


                                GAMEZNFLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                For the Three     For the Three
                                                 Months Ended      Months Ended
                                               March 31, 2004    March 31, 2003

Revenues                                        $   30,434        $    148,461

Cost of revenues                                     4,484              68,355

Gross profit                                        25,950              80,106

Operating expenses
Selling, general and administrative                375,999               5,994
Amortization and depreciation                        2,248               3,955
Consulting fees                                  1,320,448               8,786
Professional fees                                   78,067              35,035

Total operating expenses                         1,776,762              53,770

Loss from operations                            (1,750,812)             26,336

Other income (expense)
Forgiveness of debt                                      -             268,132

Interest expense                                    (3,381)                  -
Interest income                                        362                   -

                                                    (3,019)            268,132

Loss before provision for income taxes          (1,753,831)            294,468

Provision for income taxes                               -                   -

Net loss                                        (1,753,831)            294,468

Basic loss per common share                          (0.00)               0.00
Diluted loss per common share                        (0.00)               0.00

Basic weighted average common
   shares outstanding                          516,461,430         283,571,449

See accompanying notes to consolidated financial statements


                                   GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                For the Three     For the Three
                                                 Months Ended      Months Ended
                                               March 31, 2004    March 31, 2003

Cash flows from operating activities:
Net loss                                       $   (1,753,831)   $     294,468
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation                            1,188,022                -
Depreciation and amortization                           2,248            3,955
Changes in operating assets and liabilities:
Change in accounts receivable                               -           (3,442)

Change in accounts receivable - employees               1,892                -
Change in stock subscription receivable                20,000                -
Change in prepaid expenses                            (20,000)               -
Change in inventory                                  (158,131)          (2,246)
Change in other assets                                 (3,589)           1,170
Change in accounts payable                            (55,740)          18,364
Change in accrued expenses                            258,758                -
Change in other liabilities                                 -         (313,346)

Net cash used in operating activities                (520,371)          (1,077)

Cash flows from investing activities:
Purchase of fixed assets                                    -           (2,202)

Net cash used in investing activities                       -           (2,202)

Cash flows from financing activities:
Payments on notes payable                              (4,800)          (4,126)
Proceeds from related party notes payable              63,411                -
Proceeds from stock issuances                         972,462                -
Net cash provided by (used in) financing activities 1,031,073           (4,126)

Net change in cash and cash equivalents               510,702           (7,405)

Cash, beginning of period                              43,778           22,530

Cash, end of period                                   554,480           15,125

See accompanying notes to consolidated financial statements


                                   GAMEZNFLIX, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GamezNFlix, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2003.

The interim consolidated financial statements present the balance sheet, statements of operations, and statements of cash flows of the Company and its subsidiaries, VeeGeeZ.com, LLC, AmCorp Group, Inc., and Naturally Safe Technologies, Inc. All material intercompany transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

History - The Company provides DVD and video game rentals to subscribers using an Internet website (http://www.gameznflix.com) to facilitate transactions. The Company launched its website on March 25, 2004; therefore, it had not received any revenues associated with its operations during the three months ended March 31, 2004. Subscribers of the Company are located within the United States. The Company maintains its headquarters in Franklin, Kentucky. The Company has retained National Fulfillment, Incorporated of Lebanon, Tennessee, with distribution centers in Nashville, Tennessee and Los Angeles, California to store and distribute its online DVD and video games to it members.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of March 31, 2004, the Company had an accumulated deficit of approximately $10,540,000. In addition, the Company had excess current liabilities over current assets of approximately $352,000. The Company has a substantial need for working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the Company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website. In June 2004, the Company is set to launch the second phase of the television ad campaign. This second phase is more narrowly designed to attract the core consumer to the product.

In addition, the Company has generated over $950,000 in working capital in 2004 through the issuance of private placement memoranda.

As a result of these actions and estimates of revenues that will be generated from its online presence, management feels that there is sufficient evidence they will be able to generate any additional working capital needed to allow the Company to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POILICIES

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventory - Inventory consists solely of finished goods product, which are warehoused in Franklin, Kentucky. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

Revenue Recognition - Revenue from proprietary software sales that does not require further commitment from the Company is recognized upon shipment. Consulting revenue is recognized when the services are rendered. License revenue is recognized ratably over the term of the license. DVD and video game subscription revenues are recognized when billed. Subscribers are required to authorize a monthly automatic charge to a major credit card. Because of this, the billing and receipt of revenue occur simultaneously. Subscribers pay on a monthly basis and may cancel service at anytime.

The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

Stock-Based Compensation - The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

3.  PREPAID CONSULTING

For the three months ended March 31, 2004, the Company entered into various consulting agreements extending over a twelve month period that were compensated through issuance of common stocks. The Company issued a total of 43,600,000 of common stock related to these consulting agreements with total value of $3,630,000 based upon the fair value of such stock that will be expensed over the twelve-month term of such agreements. Accordingly, the Company has incurred approximately $624,000 related to these new consulting agreement and $263,000 from previous consulting agreements consummated in 2003. As a result, the Company's remaining prepaid consulting expenses as of March 31, 2004 totals $3,681,000.

4.  VEEGEEZ.COM, LLC

In late March 2004 the Company launched its Company website to the public to provide DVD movies and video games. In early April 2004, the Company found that the demand for DVD movies and video games was greater than expected and that its subsidiary VeeGeeZ.com, LLC could not handle the increase in demand. The Company researched other methods of handling the demand and settled on the outsourcing of
shipments and inventory control.   The Company retained the services
of National Fulfillment, Incorporated with locations in Nashville, Tennessee and Los Angeles, California to assume the operations. The Company then closed VeeGeeZ.com, LLC and consolidated its business activities under the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant, through its website www.gameznflix.com is an on-line console video game and DVD movie rental business dedicated to providing customers a quality rental experience. The company offers customers a reliable, web-based, high-quality alternative to traditional store based gaming rentals on a national scale. The Registrant's service is an alternative to store based gaming rentals that offers a high level of customer service, quality titles, and superior product availability.

     In March 2004, the Registrant launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website. In June 2004, the company is set to launch the second phase of the television ad campaign, launch its redesigned website on its new IBM server. This second phase is more narrowly designed to attract the core consumer to the products of the Registrant and smooth out the initial operations of the company.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $30,434 in gross income for the three months ended March 31, 2004, and $148,461 for the three-month period ended March 31, 2003. This represents an approximate 79% decrease for the three-month period. The decreased revenue was due to the change in focus from consulting services to DVD and video game rentals. The cost of goods for the three months ended March 31, 2004 was $4,484 compared to the $68,355 for the same period ending March 31, 2003. This represents an approximate decrease of 93% for the three-month period. The decrease in the cost of goods sold was due to the Registrant no longer having to pay management level salaries and wages in the Registrant's consulting company AmCorp Group, Inc. and reporting the cost of its operations of the DVD and video game rental services during the three month period. This resulted in a three-month gross profit of $25,950 for the three-month period ended March 31, 2004. This represents an approximate 68% decrease in gross profit for the Registrant.

(b)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the three months ended March 31, 2004 totaled $375,999, while the same expenses for the same period ended March 31, 2003 totaled $7,164. This represents an increase of approximately 5,150% for this period over the same period last year. The increase is caused by the production of national television advertising for the launching of the Registrant's online rental business.

(c)  Consulting Fees Expenses.

     For the three months ended March 31, 2004, consulting fees totaled $1,320,448 compared to $8,786 for the three months ended March 31, 2003. This reflects in an increase of approximately 15,000%.
This increase in these expenses is due primarily to hiring of business consultants to develop the Registrant's business model for the launching of the DVD movie and video game on-line rental service.

(d)  Professional Fees Expense.

     The Registrant incurred professional fees expenses of $78,067 in the three months ended March 31, 2004, compared with charges of $35,035 in the same period ended March 31, 2003. This reflects a increase of approximately 123% due to the retaining of attorneys and accountants for purpose of beginning operations of the DVD and video game rental online service.

(e)  Income Tax Benefit.

     As of March 31, 2004, the Registrant had available net operating loss carry forward of approximately $10,500,000, which may provide future tax benefits. Because of ownership changes nearly all of this net operating loss carry forward may be limited for use by the Registrant by Internal Revenue Code Section 381. The Registrant has not recognized any of this limited tax benefit as an asset due to the uncertainty of future income.

(f)  Net Loss.

     The Registrant reported a net operating loss of $1,753,831 for the three months ended March 31, 2004. This is compared to a net operating profit of $294,468 for the same period ended March 31, 2003, which was due primarily to the increased use of outside business consultants.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services by the Registrant or by its competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its customer base. If the Registrant is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

     The Registrant is also subject to the following specific factors that may affect its operating results:

(a)  Competition.

     The market for on-line rental of DVD's and games is competitive and the Registrant expects competition to continue to increase. In addition, the companies with whom the Registrant has relationships could develop services that compete with the Registrant's services. Also, some competitors in the Registrant's market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Registrant does. The Registrant also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Registrant believes that it must, among other things, invest resources in developing new services, improving its current services, and maintaining customer satisfaction. Such investment will increase the Registrant's expenses and affect its profitability. In addition, if it fails to make this investment, the Registrant may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by new service introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Registrant's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new services. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

     There is a risk to the Registrant that there may be delays in initial implementation of new services. Further risks inherent in new service introductions include the uncertainty of price-performance relative to services of competitors, competitors' responses to its new service introductions, and the desire by customers to evaluate new services for longer periods of time.

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

Operating Activities.

     The net cash used by operating activities for the three months ended March 31, 2004 was $520,371, as compared to $1,077 for the three months ended March 31, 2003, an increase of approximately 48,200%.
The cash used can be attributable primarily to increased stock based compensation paid to consultants and professionals.

Liquidity and Capital Resources.

     As of March 31, 2004, the Registrant had total current assets of $795,289 and total current liabilities of $1,147,622, resulting in a working capital deficit of $352,333.

     The Registrant commenced a private placement on November 29, 2003 and sold a total of 11,097,114 shares of common stock from that date to March 31, 2004 to 66 investors (44 of which are accredited) for a total consideration of $314,962. In addition, from February 18, 2004 to March 12, 2004, options covering 14,358,753 shares of common stock were exercised (average of $0.0467 per share) into free trading stock under the Registrant's Stock Incentive Plan, resulting in proceeds to the company of $670,000.

     The Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Registrant estimates that it will need to raise up to $10,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on terms favorable to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountants audit reports included in the Form 10-KSB for the fiscal year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

Inflation.

     The impact of inflation on the costs of the Registrant, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

(d)  Impairment of Long-Lived Assets.

     The Registrant reviews its long-lived assets and intangibles periodically to determine potential impairment by comparing the carrying value of the long-lived assets with the estimated future cashflows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future cash flows be less than the carrying value, the Registrant would recognize an impairment loss. An impairment loss would be measured by comparing the amount by which the carrying value exceeds the fair value of the long-lived assets and intangibles.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on March 31, 2004:

     (a) Between January 16, 2004 and March 4, 2004, the Registrant issued a total of 5,783,998 shares of common stock to two individuals and one company for services to be rendered to the company, for the payment of certain expenses, and for the settlement of debt. These had an aggregate value of $314,722 (average of $0.054 per share).

     (b) From January 8, 2004 to March 31, 2004, the Registrant sold a total of 10,388,781 shares of common stock in a private placement (commenced on November 29, 2003) to a total of 63 investors (43 of which are accredited) for a total consideration of $302,462 (average of $0.029 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Registrant was redomiciled from Delaware to Nevada. Upon the redomicile, there was no longer any preferred stock authorized under the new Nevada Articles of Incorporation (the Certificate of Incorporation in Delaware did authorize the issuance of 500,000 shares of preferred stock). Therefore, the audited consolidated balances for the years ended December 31, 2002 and 2003, and the unaudited consolidated balance sheets for the quarters ended June 30, 2002 through September 30, 2003 incorrectly stated that the company had preferred stock authorized.

Subsequent Events.

     (a) In late March 2004 the Registrant launched its company website to the public to provide DVD movies and video games. In early April 2004, the Registrant found that the demand for DVD movies and video games was greater than expected and that its subsidiary VeeGeeZ.com, LLC could not handle this increase. The Registrant researched other methods of handling the demand and settled on the
outsourcing of shipments and inventory control.   The Registrant
retained the services of National Fulfillment, Incorporated with locations in Nashville, Tennessee and Los Angeles, California to assume the operations. The Registrant then closed VeeGeeZ.com, LLC and consolidated its business activities under the parent company.

     (b) From April 9, 2004 to May 4, 2004, the Registrant continued its private placement under Regulation D by selling an additional
1,917,171 shares of common stock to an additional 10 accredited investors for a total consideration of $74,298 (average of $0.0387 per share).

     (c) On April 26, 2004, one additional option covering 2,898,500 shares of common stock was exercised ($0.086 per share) into free trading stock under the Registrant's Stock Incentive Plan, resulting in proceeds to the company of $250,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB:

     (a) A Form 8-K/A filed on January 21, 2004 to disclose the Letter on Change in Certifying Accountant, provided by the former accountant for the Registrant, agreeing with the statements included under Item 4 of the Form 8-K dated January 20, 2004, except for no agreement or disagreement with the Registrant's statement that the change was approved by the Board of Directors or that Smith & Co. was not engaged regarding any matter requiring disclosure under Regulation S-K, Item 304(a}(2).

     (b) A Form 8-K/A filed on January 23, 2004 to disclose audited financial statements for the period from April 6, 2002
(inception) to December 31, 2002 and for the period from January
1, 2003 through September 30, 2003, and related pro forma financial information, in connection with the acquisition agreement between the Registrant and the members of VeeGeeZ.com, LLC, a California limited liability company.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GamezNFlix, Inc.



Dated: May 20, 2004                    By: /s/  John Fleming
                                       John Fleming, President


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

3.5 Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 19, 2004).

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