Form 10QSB
period 2004-06-30
GAMEZNFLIX INC
filed 2004-08-13
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of June 30, 2004, the Registrant had 580,694,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET (UNAUDITED)
         AS OF JUNE 30, 2004                                             3

         CONSOLIDATED STATEMENTS OF
         OPERATIONS (UNAUDITED) FOR
         THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2004 AND JUNE 30, 2003                                 4

         CONSOLIDATED STATEMENTS OF
         CASH FLOWS (UNAUDITED) FOR
         THE SIX MONTHS ENDED
         JUNE 30, 2004 AND JUNE 30, 2003                                 5

         NOTES TO CONSOLIDATED FINANCIAL
         STATEMENTS (UNAUDITED)                                          6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                          9

         ITEM 3.  CONTROLS AND PROCEDURES                               16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                     16

         ITEM 2.  CHANGES IN SECURITIES                                 16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                   17

         ITEM 5.  OTHER INFORMATION                                     17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      17

         SIGNATURES                                                     17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               GAMEZNFLIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (Unaudited)

                                    ASSETS

Current assets
Cash                                                               $   79,857
Accounts receivable                                                         -
Inventory                                                             587,561
Prepaid expenses                                                      122,420
                                                                      789,838

Fixed assets, net                                                     539,821

TOTAL ASSETS                                                        1,329,659

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                      617,016
Accrued expenses                                                      505,381
Notes payable - related parties                                       315,111

TOTAL CURRENT LIABILITIES                                           1,437,508

Stockholders' deficit
Common stock; $0.001 par value; 900,000,000 shares authorized
580,694,000 shares issued and outstanding                             580,694
Additional paid-in capital                                         15,517,384
Prepaid consulting expenses                                        (2,698,500)
Accumulated deficit                                               (13,507,427)

TOTAL STOCKHOLDERS' DEFICIT                                          (107,849)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         1,329,659

See accompanying notes to consolidated financial statements

                                 GAMEZNFLIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              Three Months Ended         Six Months Ended
                                    June 30,                June 30,
                               2004          2003         2004         2003

Revenues                         $   27,269  $   37,467   $  57,703   $ 78,730
Cost of revenues                     44,341           -      48,825          -

Gross profit (loss)                 (17,072)     37,467       8,878     78,730

Operating expenses
Advertising                       1,571,560           -   1,674,701          -
Selling, general and
Administrative                      214,906         279     487,764      6,273
Amortization and depreciation        17,686           -      19,934          -
Consulting fees                   1,060,828      32,540   2,381,276     67,575
Professional fees                    81,376       1,485     159,443      1,485
                                  2,946,356      34,304   4,723,118     75,333

Income (loss) from operations    (2,963,428)      3,163  (4,714,240)     3,397

Other income (expenses)
Gain from discontinued operations         -           -           -     16,079
Forgiveness of debt                       -       6,300           -    274,432
Interest expense                     (4,703)          -      (8,084)         -
Interest income                         368           -         730          -
                                     (4,335)      6,300      (7,354)   290,511

Income (loss) before
provision for income taxes       (2,967,763)      9,463   (4,721,594)  293,908

Provision for income taxes                -           -            -         -

NET INCOME (LOSS)                (2,967,763)      9,463   (4,721,594)  293,908

Basic income (loss)
per common share                      (0.01)       0.00        (0.01)     0.00

Diluted income (loss)
per common share                      (0.01)       0.00        (0.01)     0.00

Basic weighted average common
shares outstanding             548,895,989 306,027,493  543,139,903 294,861,504

See accompanying notes to consolidated financial statements


                                  GAMEZNFLIX, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                               June 30,
                                                          2004           2003

OPERATING ACTIVITIES
Net income (loss)                                      $(4,721,594)  $ 293,908
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based compensation                                 2,607,000      22,000
Depreciation and amortization                               19,934       3,891
Gain on discontinued operations                                  -     (16,079)
Changes in operating assets and liabilities:
Accounts receivable                                         62,678     (17,844)
Accounts receivable - related party                          1,892           -
Stock subscription receivable                               20,000           -
Prepaid expenses                                          (122,420)          -
Inventory                                                 (215,014)     20,621
Other assets                                                 8,019       2,286
Accounts payable                                           373,195     (12,164)
Accrued expenses                                           187,759           -
Other liabilities                                                -    (313,384)

Net cash used in operating activities                   (1,778,551)    (16,765)

INVESTING ACTIVITIES
Purchase of fixed assets                                  (514,791)          -

Net cash provided by (used in) investing activities       (514,791)          -

FINANCING ACTIVITIES
Payments on notes payable                                   (4,975)        893
Proceeds from related party notes payable                   63,411           -
Proceeds from stock issuances                            2,270,985           -

Net cash provided by financing activities                2,329,421         893

Net change in cash and cash equivalents                     36,079     (15,872)

Cash beginning of period                                    43,778      22,530

Cash end of period                                          79,857       6,658

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

The interim consolidated financial statements present the balance sheet, statements of operations, and statements of cash flows of the Company and its subsidiaries, AmCorp Group, Inc. and Naturally Safe Technologies, Inc. All material intercompany transactions have been eliminated. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six month periods ended June 30, 2004 and 2003, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

History - The Company provides DVD and video game rentals to subscribers using an Internet website (http://www.gameznflix.com) to facilitate transactions. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky. The Company has retained National Fulfillment, Incorporated of Lebanon, Tennessee, with distribution centers in Nashville, Tennessee and Los Angeles, California to store and distribute its online DVD and video games to it members.

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of June 30, 2004, the Company had an accumulated deficit of approximately $13,507,000. In addition, the Company had excess current liabilities over current assets of approximately $648,000. The Company has a substantial need for working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. Since its launch, the Company's customer base has grown to over 4,000 subscribers. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website. In June 2004, the Company launched the second phase of the television ad campaign. This second phase is more narrowly designed to attract the core consumer to the product.

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

Cash and Cash Equivalents - For financial statement purposes, the Company considers all highly liquid investments with an original maturity date of three months or less when purchased to be cash equivalents.

Inventory - Inventory consists solely of finished goods product, which are warehoused in Nashville, Tennessee and Los Angeles, California. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

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

3.  PREPAID CONSULTING

During 2004, the Company entered into various consulting agreements extending over twelve-month periods that were compensated for through issuance of common stock. The Company issued 50,600,000 free trading shares of common stock, registered under Form S-8, related to these consulting agreements with total value of $4,350,000 based upon the fair value of such stock that will be expensed over the twelve-month term of such agreements. The Company's remaining prepaid consulting expenses as of June 30, 2004 totaled $2,698,500.

4.  SUBSEQUENT EVENTS

On July 16, 2004, Arthur de Joya was appointed chief financial officer of the Company.

On July 14, 2004, the Company extended its contract with AdSouth
Partners, Inc. for media consulting. The previous contract was set to expire in August 2004, while the new contract is effective until February 2006.

During July 2004, the Company issued 4,000,000 free trading shares of its common stock, registered under Form S-8, for consulting services to an individual totaling $348,000 ($0.087 per share). The consultant will be providing services over the next twelve months and accordingly, such services will be ratably expense over the twelve months period.

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

Overview.

     The Registrant, through its website www.gameznflix.com is an on-line console video game and DVD movie rental business dedicated to providing customers a quality rental experience. The company offers customers a reliable, web-based, high-quality alternative to traditional store based gaming rentals on a national scale. The Registrant's service is an alternative to store based gaming rentals that offer a high level of customer service, quality titles, and superior product availability.

     In March 2004, the Registrant launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the company's target consumers and to generate traffic to the website. In June 2004, the Registrant launched the second phase of the television ad campaign, and launched its redesigned website on its new IBM server. This second phase is more narrowly designed to attract the core consumer to the products of the Registrant and smooth out the initial operations of the company.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported approximately $27,000 and $58,000 of gross income for the three and six months ended June 30, 2004, compared to $37,000 and $79,000 for the three and six months ended June 30, 2003. This represents an approximate 27% decrease for the three and six months ended June 30, 2004 compared to the prior periods. The decreased revenue was due to the change in business focus from consulting services to DVD and video game rentals.
Overall, the Registrant reported approximately $(17,000) and $9,000 gross profit (loss) for the three and six months ended June 30, 2004 compared to $37,000 and $79,000 of gross profit in the prior periods. For the three and six months ended June 30, 2004, the Registrant primarily spent its efforts on redesigning its website and developing its marketing campaign which in effect resulted in an overall decrease in gross income as compared to the prior periods.

(b)  Advertising.

     The Registrant reported approximately $1,571,000 and $1,675,000 in advertising expenses for the three and six months ended June 30, 2004 compared $-0- in the prior periods. Advertising expenses increased as result of the marketing campaign through television advertising and is anticipated to continue at similar levels in next six to twelve months.

(c)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses for the three and six months ended June 30, 2004 approximated $215,000 and $488,000, compared to $280 and $6,300 for the prior periods. The increase compared to the prior periods was primarily due to salaries. The Registrant believes selling, general and administrative expenses will continue at such levels due to anticipated growth in the next six to twelve months.

(d)  Consulting Fees Expenses.

     For the three and six months ended June 30, 2004, consulting fees approximated $1,061,000 and $2,381,000 compared to $33,000 and $68,000 for the three and six months ended June 30, 2003. This increase in these expenses is due primarily to hiring of business consultants to develop the Registrant's business model for the launching of the DVD movie and video game on-line rental service. The Registrant believes that such expenses will continue for the next six months since as of June 30, 2004, prepaid consulting expenses approximated $2,699,000 that will be significantly expensed within the next six months.

(e)  Professional Fees Expense.

     The Registrant incurred professional fees expenses of $81,000 and $159,000 for the three and six months ended June 30, 2004, compared with $1,500 in the same period ended for both the three and six months ended June 30, 2003. This increase is primarily due to the retaining of attorneys and accountants for purpose of beginning operations of the DVD and video game rental online service.

(f)  Net Loss.

     The Registrant reported a net operating loss of $2,968,000 and $4,722,000 for the three and six months ended June 30, 2004, compared to a net operating profit of $9,500 and $294,000 for the three and six months ended June 30, 2003, which was due to the foregoing factors described above. The Registrant believes that such losses will continue for at least the next six to twelve months as it continues the marketing campaign and brand recognition of "GameZnFlix" to the general public and targeted consumers.

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

Operating Activities.

     The net cash used by operating activities for the six months ended June 30, 2004 was $2,293,000, as compared to $17,000 for the six months ended June 30, 2003. A significant portion of cash used was attributed to marketing and professional expenses related to developing, launching and marketing the on-line rental of DVD's and games.

Liquidity and Capital Resources.

     As of June 30, 2004, the Registrant had total current assets of approximately $790,000 and total current liabilities of $1,438,000, resulting in a working capital deficit of $648,000.

     The Registrant commenced a private placement on November 29, 2003 and sold approximately 12,722,000 shares of common stock from that date to June 8, 2004 to 116 investors (93 of which are accredited) for a total consideration of approximately $642,000. In addition, from February 18, 2004 to June 23, 2004, options covering approximately 26,795,000 shares of common stock were exercised (average of $0.064 per share) into free trading stock under the Registrant's Stock Incentive Plan, resulting in proceeds to the company of approximately $1,713,000.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) valuation of stock-based compensation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

(b)  Valuation of Stock-Based Compensation Arrangements.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its services, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, and factors contributing to its future growth. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop and introduce new services. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on June 30, 2004:

     (a) In May 20, 2004, the Registrant sold a total of 650,000 shares of common stock to four individuals for services rendered to the company. These shares had an aggregate value of $88,850 (average of $0.063 per share).

     (b) From April 7, 2004 to June 8, 2004, the Registrant sold a total of 6,002,797 shares of common stock in a private placement (commenced on November 29, 2003) to a total of 50 investors (49 of which are accredited) for a total consideration of $326,424 (average of $0.054 per share).

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

                                       GameZnFlix, Inc.



Dated: August 10, 2004                 By: /s/  John Fleming
                                       John Fleming, President


Dated: August 10, 2004                 By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer


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

4.18 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 5), dated May 20, 2004
        (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on May 25, 2004).

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

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 15, 2003).

31.1    Rule 13a-14(a)/15d-14(a) Certification of John Fleming (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Arthur de Joya (see below).

32 Section 1350 Certification of John Fleming and Arthur de Joya (see below).

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