Form 10QSB
period 2004-09-30
GAMEZNFLIX INC
filed 2004-11-12
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                  (270) 598-0385
                         (Registrant's Telephone Number)

        ______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                  Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes     X        No           .

     As of September 30, 2004, the Registrant had 642,938,000 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF SEPTEMBER 30, 2004                                  3

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS (UNAUDITED) FOR
                  THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003                 4

                  CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (UNAUDITED) FOR
                  THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003                 5

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)                                    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9

         ITEM 3.  CONTROLS AND PROCEDURES                                  16

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        17

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           17

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      18

         ITEM 5.  OTHER INFORMATION                                        18

         ITEM 6.  EXHIBITS                                                 18

SIGNATURES                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 GAMEZNFLIX, INC.
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2004
                                    (Unaudited)

                                      ASSETS

Current Assets
  Cash and cash equivalents                                        $  127,990
  Accounts receivable                                                   9,149
  Common stock options receivable                                     904,549
  Inventory                                                           664,376
  Prepaid expenses                                                     70,700

                                                                    1,776,764

Fixed Assets, Net                                                     297,383

   Total Assets                                                     2,074,147

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable                                                    408,247
  Accrued expenses                                                    608,023
  Short-term notes payable                                              8,000
  Notes payable - related parties                                     248,999

Total Current Liabilities                                           1,273,269

Stockholders' Equity (Deficit)
  Common stock; $0.001 par value; 900,000,000 shares authorized
  642,938,000 shares issued and outstanding                           642,938
  Additional paid-in capital                                       18,063,658
  Prepaid consulting expenses                                      (1,174,500)
  Accumulated deficit                                             (16,731,218)

Total Stockholders' Equity (Deficit)                                  800,878

  Total Liabilities And Stockholders' Equity (Deficit)            $ 2,074,147

See Accompanying Notes to Consolidated Financial Statements


                                  GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                     Three Months Ended               Nine Months Ended
                                                        September 30,                    September 30,
                                                    2004             2003            2004            2003
Revenues                                            $   99,683       $   42,540     $  157,386   $ 121,270

Cost of revenues                                        64,554                0        113,379           0

Gross Profit (Loss)                                     35,129           42,540         44,007     121,270

Operating expenses
  Advertising                                          402,907                0      2,077,609           0
  Selling, general and administrative                  223,710           81,753        719,554      88,026
  Amortization and depreciation                         46,237                0         66,171           0
  Consulting fees                                    2,511,727           25,000      4,893,002      92,575
  Professional fees                                     74,414           12,286        233,856      13,771
                                                     3,258,995          119,039      7,990,192     194,372
  Income (Loss) From Operations                     (3,223,866)         (76,499)    (7,946,185)    (73,102)

Other income (expenses)
  Gain from discontinued operations                          0                0              0     16,079
  Forgiveness of debt                                        0                0              0    274,432
  Interest expense                                           0                0             (4)         0
  Interest income                                           74                0            804          0
                                                            74                0            800    290,511

Income (Loss) Before Provision for Income Taxes     (3,223,792)         (76,499)    (7,945,385)   217,409

Provision for income taxes                                   0                0              0          0

Net Income (Loss)                                   (3,223,792)         (76,499)    (7,945,385)   217,409

Basic Income (Loss) per Common Share                      (.01)            (.00)          (.01)       .00
Diluted Income (Loss) per Common Share                    (.01)            (.00)          (.01)       .00

Basic Weighted Average Common
  Shares Outstanding                               609,374,271      306,027,493   599,363,307  305,027,493



See Accompanying Notes to Consolidated Financial Statements


                                        GAMEZNFLIX, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        2004            2003

Operating Activities
  Net income (loss)                                    $ (7,945,385)  $ 17,409
  Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Stock-based compensation                                5,634,683     63,500
  Depreciation and amortization                              66,171      4,964
  Gain on discontinued operations                                 0    (16,079)
  Changes in operating assets and liabilities:
  Accounts receivable                                        53,529    (54,865)
  Accounts receivable - employee                              1,892          0
  Stock subscription receivable                              20,000          0
  Prepaid expenses                                          (70,700)         0
  Inventory                                                (291,829)   (60,415)
  Other assets                                                8,019      3,482
  Accounts payable                                          164,426      6,909
  Accrued expenses                                          290,401          0
  Other liabilities                                               0   (260,871)

Net Cash Provided by (Used in) Operating Activities      (2,068,793)   (95,966)

Investing Activities
  Purchase of fixed assets                                 (318,590)         0

  Net Cash Provided by (Used in ) Investing Activities     (318,590)         0

Financing Activities
  Payments on notes payable                                  (4,975)    81,410
  Proceeds from related party notes payable                   5,299          0
  Proceeds from stock issuances                           2,471,271          0

  Net Cash Provided by (Used in) Financing Activities     2,471,595     81,410

Net Change in Cash and Cash Equivalents                      84,212    (14,556)

Cash Beginning of Period                                     43,778     22,530

Cash End of Period                                          127,990      7,974

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003 and cash flows for the nine month period ended September 30, 2004 and 2003, have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Due to a reclassification of certain categories on the Statements of Operations (compensation moved into selling, general and administrative expenses) and the Statements of Cash Flows (increase in notes payable moved to financing activities) for the nine months ended September 30, 2003, certain amounts were changed from what was presented in the September 30, 2003 Form 10-QSB.

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

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of September 30, 2004, the Company had an accumulated deficit of approximately $16,731,000. The Company has a substantial need for working capital. Although, the Company currently has working capital of $503,495, current assets include $904,549 in common stock options receivable. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

3.  PREPAID CONSULTING EXPENSES

During 2004, the Company entered into various consulting agreements extending over twelve-month periods that were compensated for through the issuance of common stock. The Company issued 50,600,000 free trading consulting agreements with total value of $4,350,000, based upon the fair value of the stock that will be expensed over the twelve-month term of the agreements. The Company's remaining prepaid consulting expenses as of September 30, 2004 was $1,174,500.

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

Overview.

     The Registrant, through its website www.gameznflix.com is an online console video game and DVD movie rental business dedicated to providing customers a quality rental experience. The Registrant offers customers a reliable, web-based, high-quality alternative to traditional store-based gaming rentals on a national scale. The Registrant's service is an alternative to store-based gaming rentals that offer a high level of customer service, quality titles, and superior product availability.

     In March 2004, the Registrant launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the company's target consumers and to generate traffic to the website. In June 2004, the Registrant launched the second phase of the television ad campaign, and launched its redesigned website on its new IBM server. This second phase is more narrowly designed to attract the core consumer to the products of the Registrant and smooth out the initial operations of the company. During the 3rd quarter of 2004, the Registrant continued to refine and develop its website and established its distribution channels by outsourcing the fulfillment to National Fulfillment, Inc., which provides shipping from Los Angeles, California and Lebanon, Tennessee.

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

Results of Operations.

(a)  Revenues.

     The Registrant reported $157,386 in revenues for the nine months ended September 30, 2004 compared to $121,270 for the nine months ended September 30, 2003, an increase of $36,116 or approximately 30%. The Registrant reported revenues of $99,683 for the three months ended September 30, 2004 compared to $42,540 for the three-months ended September 30, 2003, an increase of $57,143 or approximately 133%. These increases in revenues were due to the change in business focus from consulting services to DVD and video game rentals. For the three and nine months ended September 30, 2004, the Registrant primarily spent its efforts on redesigning its website and developing its marketing campaign which in effect resulted in an overall decrease in gross income as compared to the prior periods.

(b)  Advertising.

     Advertising expenses were $402,907 and $2,077,609 for the three and nine months, respectively, ended September 30, 2004 compared to zero for the three and nine months ended September 30, 2003. Advertising expenses increased as result of the marketing campaign through television advertising and is anticipated to continue at similar levels for the next three to six months and reduce to approximately 50% of current levels.

(c)  Selling, General and Administrative Expenses.

     Selling, general and administrative expenses were $719,554 for the nine months ended September 30, 2004 compared to $88,026 for the nine months ended September 30, 2003, an increase of $631,528 or approximately 720%. These expenses were $223,710 for the three months ended September 30, 2004 compared to $81,753 for the three months ended September 30, 2003, an increase of $141,957 or approximately 174%. These increases in these expenses are primarily due to salaries and website development costs. The Registrant believes selling, general and administrative expenses will continue at such levels due to anticipated growth in the next six to twelve months.

     The numbers for the three and nine months ended September 30, 2003 were changed from $42,788 and $49,061, respectively, as reported in the September 30, 2003 Form 10-QSB due to a reclassification of compensation ($38,965) to selling, general and administrative expenses.

(d)  Consulting Fees.

     Consulting fees was $4,893,002 for the nine months ended September 30, 2004 compared to $92,575 for the nine months ended September 30, 2003, an increase of $4,800,427 or approximately 5,180%. These expenses were $2,511,727 for the three months ended September 30, 2004 compared to $25,000 for the three months ended September 30, 2003, an increase of $2,486,727 or approximately 9,950%. These increases in consulting fees are due primarily to hiring of business consultants to develop the Registrant's business model for the launching of the DVD movie and video game on-line rental service. The Registrant believes that such expenses will continue for the next three months since, as of September 30, 2004, prepaid consulting expenses approximating $1,175,000 will be expensed within the next three months.

(e)  Professional Fees.

     Professional fees were $233,586 for the nine months ended September 30, 2004 compared to $13,771 for the nine months ended September 30, 2003, an increase of $219,815 or approximately 1,590%. Professional fees were $74,414 for the three months ended September 30, 2004 compared to $12,286 for the three months ended September 30, 2003, an increase of $62,128 or approximately 505%. These increases are primarily due to the retaining of attorneys and accountants for purpose of beginning operations of the DVD and video game rental online service and complying with Securities and Exchange Commission ("SEC") regulations relating to review and reporting requirements.

(f)  Net Loss.

     The Registrant reported a net loss of $7,945,385 for the nine months ended September 30, 2004 compared to a compared to a net profit of $217,000 (which was due primarily to the forgiveness of debt by shareholders) for the nine months ended September 30, 2003, a change of $8,162,385. The Registrant reported a net loss of $3,223,792 for the three months ended September 30, 2004 compared to a net loss $76,000 for the three months ended September 30, 2003, an increase of $3,147,792 or approximately 4,140%. These changes were due to the factors described above. The Registrant believes that such losses will continue for at least the next six to twelve months as it continues the marketing campaign and brand recognition of "GameZnFlix" to the general public and targeted consumers.

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

Operating Activities.

     The net cash used by operating activities was $2,068,793 for the nine months ended September 30, 2004 compared to $95,966 for the nine months ended September 30, 2003 (changed from $(14,556) as reported in the September 30, 2003 Form 10-QSB due to a reclassification of increase in notes payable ($81,410) to financing activities), an increase of $1,972,827 or approximately 2,055%. A significant portion of cash used was attributed to marketing and professional expenses related to developing, launching and marketing the on-line rental of DVD's and games.

Liquidity and Capital Resources.

     As of September 30, 2004, the Registrant had total current assets of $1,776,764 and total current liabilities of $1,273,269, resulting in a working capital surplus of $503,495.

     The Registrant has incurred significant losses and negative cash flows from operations for the last two years; however the company has been successful in obtaining cash resources through private placements and the exercise of options. Financing activities provided cash of $2,471,271 during the nine months ended September 30, 2004 compared to $81,410 for the nine months ended September 30, 2003, an increase of $2,389,861 or approximately 2,930%. Financing activities for 2004:

     (a) The Registrant commenced a private placement on November 29, 2003 and sold 16,837,646 shares of common stock from that date to September 1, 2004 to 87 investors (66 of which are accredited) for a total consideration of approximately $606,835.

     (b) The Registrant commenced a private placement on September 24, 2004 and sold 384,615 shares of common stock from that date to September 30, 2004 to 1 investor (who was accredited) for a total consideration of approximately $5,000.

     (c) In addition, from February 18, 2004 to August 31, 2004, options covering approximately 67,042,000 shares of common stock were exercised (average of $0.041 per share) into free trading stock under the Registrant's Stock Incentive Plan, resulting in proceeds to the company of approximately $2,764,000.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

(b)  Non-Cash Compensation Valuation.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and its chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Registrant may, from time to time, be involved in routine litigation incidental to the business of the company. However, this litigation is not considered to be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Registrant made the following sales of unregistered
(restricted) securities during the quarter ended on September 30, 2004:

     (a) On July 15, 2004, the Registrant issued a total of 333,333 shares of common stock to three individuals for services rendered to the company. These shares had an aggregate value of $27,667 (average of $0.083 per share).

     (b) On August 22, 2004, the Registrant issued a total of 900,000 shares of common stock to five individuals for services rendered to the company. These shares had an aggregate value of $38,700 (average of $0.043 per share).

     (c) From July 2, 2004 to September 1, 2004, the Registrant sold a total of 1,774,145 shares of common stock in a private placement (commenced on November 29, 2003) to a total of eight investors (all of who are accredited) for a total consideration of $48,458 (average of $0.027 per share).

     (d)  From September 24, 2004 to September 30, 2004, the
Registrant sold 384,615 shares of common stock in a private placement (commenced on September 24, 2004) to one investor (who is accredited) for a total consideration of $5,000 ($0.013 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     In the March 31, 2004 Form 10-QSB, the following was disclosed under Part II, Item 2: From January 8, 2004 to March 31, 2004, the Registrant sold a total of 10,388,781 shares of common stock in a private placement (commenced on November 29, 2003) to a total of 63 investors (43 of which are accredited) for a total consideration of $302,462 (average of $0.029 per share). The total number of investors should have read "54 (18 of them accredited)."

     In the June 30, 2004 Form 10-QSB, the following was disclosed under Part II, Item 2: From April 7, 2004 to June 8, 2004, the Registrant sold a total of 6,002,797 shares of common stock in a private placement (commenced on November 29, 2003) to a total of 50 investors (49 of which are accredited) for a total consideration of $326,424 (average of $0.054 per share). The number of shares should have read "4,674,719", the total consideration "$255,616", and the number of investors "30 (1 of them accredited)".

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.


                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: November 10, 2004               By: /s/  John Fleming
                                       John Fleming, President


Dated: November 10, 2004               By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer


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

4.19 Amended and Restated Stock Incentive Plan, dated August 23, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on August 31, 2004).

10 Employment Agreement between the Registrant and Gary Hohman, dated October 1, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 8, 2004).

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

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 15, 2003).

23.1    Consent of Independent Certified Public Accountants
        (incorporated by reference to Exhibit 23.1 of the Form 10-KSB filed on April 19, 2004).

23.2    Consent of Independent Certified Public Accountants
        (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on April 19, 2004).

31.1    Rule 13a-14(a)/15d-14(a) Certification of John Fleming
        (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Arthur de Joya
       (filed herewith).

32     Section 1350 Certification of John Fleming and Arthur de
       Joya (filed herewith).

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

99.4   Patent issued to Dennis A. Ferber, dated July 26, 1996
       (incorporated by reference to Exhibit 99.5 of the Form 10-
       KSB filed on April 15, 2003).

99.5   Text of Press Release Issued by the Registrant, dated
       September 30, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 8, 2004).