Form 10QSB/A
period 2004-09-30
GAMEZNFLIX INC
filed 2004-12-02
CIK 1099234

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


     The Registrant, by this Form 10-QSB/A, amends the following: (a) Item 6, Exhibits, to add Exhibit 32 that was inadvertently not included when the Form 10-QSB was filed, and to provide new certifications at
Exhibit 31. Besides these changes, no other changes have been made to the Form 10-QSB for the periods ended September 30, 2004. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting periods that this Form 10-QSB relates.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: December 2, 2004                By: /s/  John Fleming
                                       John Fleming, President


Dated: December 2, 2004                By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer


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

                               EX-31.1

     RULE 13a-14(a)/15d-14(a) CERTIFICATION OF JOHN FLEMING

              RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, John Fleming, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GameZnFlix, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: December 2, 2004                By: /s/  John Fleming
                                       John Fleming, President

                               EX-31.2

         RULE 13a-14(a)/15d-14(a) CERTIFICATION OF ARTHUR DE JOYA

                 RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Arthur de Joya, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of GameZnFlix, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [omitted pursuant to extended compliance period] for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  [omitted pursuant to extended compliance period]

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: December 2, 2004                By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer

                                 EX-32

   SECTION 1350 CERTIFICATION OF JOHN FLEMING AND ARTHUR DE JOYA

                        SECTION 1350 CERTIFICATION

In connection with the quarterly report of GameZnFlix, Inc. ("Company") on Form 10-QSB for the quarter ended September 30, 2004 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: December 2, 2004                By: /s/  John Fleming
                                       John Fleming, President


Dated: December 2, 2004                By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer