Form 10KSB/A
period 2003-12-31
GAMEZNFLIX INC
filed 2005-01-11
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

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

The Registrant, by this Form 10-KSB/A, amends the following: (a) Item 1, Description of Business; (b) Item 2, Description of Property; (c)
Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; (d) Item 7, Financial Statements; (e) Item 8, Changes In and Disagreements with Accountants on Accounting and Financial Disclosure, to revise disclosure regarding a past relationship with the current independent accountant for the Registrant; (f) Item 9, Directors, Executive Officers, Promoters and Control Persons, to reflect the current directors and officers signing this Form 10-KSB/A; (g) Item 12, Certain Relationships and Related Transactions, to disclose information about a forbearance agreement involving one of the subsidiaries of the Registrant; and
(h) Item 13, Exhibits and Reports on Form 8-K, to correct certain disclosures in the Exhibit Index, and provide new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended December 31, 2003. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Registrant") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Registrant. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc.
With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Registrant was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Registrant amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, the Registrant again amended its articles of incorporation so that (a) an increase in the authorized capital stock of the Registrant can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Registrant (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Registrant amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January 26, 2004, the name of the company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation.

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

Business of the Registrant.

     AMCorp was formed in July 2002. It consisted of a group of consultants who worked together for the past 7 years providing services to companies who desired to be listed on the Over the Counter
Bulletin Board or were currently listed.   NSTI was formed in January
1999 and owns three patents on a product known as Season's Greenings. This product assists cut Christmas trees to retain water to help ensure greener and fresher trees, and to resist catching fire. These two subsidiaries are not currently active as the company is focusing its efforts on the online business. The percentage of total revenues for the 2003 fiscal year attributable to AmCorp is approximately 2% and for Naturally Safe is approximately 88%.

     Veegeez was formed as limited liability company in April, 2002 in Santa Clarita, California, and operations commenced in June 2002. The company provided subscribers with access to a comprehensive library of over 560 Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. The subscription plans allowed subscribers to have 2-6 titles out at the same time with no due dates, shipping charges or late fees for $17.25 to $34.95 per month ($222.00 per year). Subscribers could enjoy as many titles as they wish during their subscription time. Games were selected via the website www.veegeez.com via the queue system. 30.

     In March 2004 when the www.gameznflix.com website was first published, the subscribers to veegeez.com were integrated into the gameznflix.com website. Subscribers had access to both websites for the one fee. This also worked the other way for www.gameznflix.com subscribers in order for the both sets of subscribers to have access to both DVD and video game titles. In April 2004 the veegeez.com subscribers were completely transferred to gameznflix.com as the new website included the game titles and DVD titles under one site. In May 2004 www.veegeez.com website was closed with a re-direction to www.gameznflix.com

     The Registrant, through its website, www.gameznflix.com, is an on-line DVD and video game rental business dedicated to providing customers a quality rental experience. The Registrant's service is an alternative to store based gaming rentals that offer a high level of customer service, quality titles, and product availability.

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

     The Registrant currently provides rental services to its subscribers, as well as of used as well as new video game titles at a discounted price. Management believes by adding these additional services the company will be able to complement its rental service by increasing cash flow and capitalizing on impulse sales to its current subscribers.

     The Registrant seeks to provide its customers with a large selection of video game rental choices on a monthly subscription basis. Customers can sign-up via the web page to rent video games of their choice. The games are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-addressed package provided.

(a)  Product and Service Description.

     The Registrant offers both DVD movie and video game rental services to its subscribers. Members can choose from rental packages of 3 - 6 titles outstanding at one time on a monthly subscription basis. Plans are priced at $17.25 for 3 titles package and increase by $5.00 for each package.

     Customers can choose from rental packages of 3 - 6 games outstanding on a monthly subscription basis with unlimited replacement of products as long as they are active subscribers. Plans are priced at $17.25 for the 3 game package and increases by $5 for each package. Applicable tax is also collected for California residents.

     In March 2004, the Registrant signed a supply agreement with a national entertainment distributor. The supply agreement is designed to enable the Registrant to access the most current DVD and video game titles for purposes of meeting rental requests.

     The Registrant's proprietary queue system and dynamic web server based database system automatically select the next game a customer receives based on factors such as the subscriber's next game preferences, game availability, length of time a subscriber has been with us, and the subscriber's subscription plan level. To date, the Registrant has achieved in excess of 90% accuracy rate for shipping titles to its subscribers.

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

     All products sold, DVD's and games, are offered to current subscribers at a 10% discount. Used games are priced based on the length of time the game has been in service, the current market rate (as determined by on-line sites like Amazon.com, and EBGames.com), and customer demand to maximize profit. For example, most new games are sold for $49.99 at retail stores and for $49.99 plus shipping from on-line stores. The Registrant offers the games at a price of $46.99 plus shipping charges paid by the customer. Since the average cost of a new game is approximately $41, and the Registrant's overhead costs are low, there is a profit potential even at the reduced price of $46.99. Additionally, the sales of used and new games will supplement the rental business by increasing the number of games available to the company's subscribers.

     For the period of April 2004 through December 2004, the average number of active subscribers per month has been 2,052. The amount of revenues that have been generated from these subscriptions has been a total of $258,189.

     Based on the numbers presented in the past paragraph, management estimates that the company will grow at a rate of 400 new members per month. Based on a monthly subscription rate of $17.25 per member, this results in a projection of $1,348,191 of revenue by year-end 2005.

(b)  Competitive Comparison.

(1)  Overview.

     The market for in-home filmed entertainment and gaming products is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD or game from Blockbuster, buy a DVD or game from Wal Mart and subscribe to the Registrant's service, or some combination thereof, all in the same month. Competitors may be able to launch new businesses at relatively low cost. DVD's and game rentals represent only one of many existing and potential new technologies for viewing filmed entertainment or playing games. If the company is unable to successfully compete with current and new competitors and technologies, it may not be able to achieve adequate market share, increase its revenues, or attain profitability. Our principal competitors include, or could include:

     - video and game rental outlets, such as Blockbuster and Hollywood Entertainment;

     - movie and game retail stores, such as Best Buy, Wal-Mart and Amazon.com;

     - Subscription entertainment services, such as HBO and Showtime;
     - pay-per-view services;

     - online DVD and game sites, such as FilmCaddy.com and Walmart.com;

     - Internet movie providers, such as Movielink, CinemaNow.com and MovieFlix;
     - cable providers, such as AOL Time Warner and Comcast; and
     - direct broadcast satellite providers, such as DIRECTV and Echostar.

     Many of the Registrant's competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of the competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than the company does. The growth of the Registrant's online entertainment subscription business since its inception may attract direct competition from other larger companies with significantly greater financial resources and national brand recognition.

     For example, in 2003, Wal Mart's online affiliate, Walmart.com, launched an online DVD subscription service, Wal-Mart DVD Rentals. Likewise, Blockbuster acquired an online DVD subscription service, FilmCaddy.com. The Registrant also competes with Netflix.com, an online DVD rental service. Increased competition may result in reduced operating margins, loss of market share and reduced revenues. In addition, the company's competitors may form or extend strategic alliances with studios and distributors that could adversely affect the company's ability to obtain titles on favorable terms.

(2)  Games Rentals.

     The Registrant's competition comes in two main forms:

Chain rental stores:

     The Registrant's indirect competitors include traditional retail stores that offer video game rentals such as Blockbuster, Hollywood Video, and other national and local video rental stores. These companies are formidable, established competitors for video and game rentals. The primary business of these companies is not to rent video games, yet to rent movies to their customers. Additionally, late returns are assessed by some of these companies for relatively short rental periods.

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

     The Registrant, like some of its competitors, offers a toll free customer service phone number 12 hours a day, six days a week. The company also takes customer inquiries and requests via its e-mail address and maintain a policy to answer each e-mail within 6 hours.

(3)  DVD Rentals.

Chain rental stores:

     There are a number of retail stores located across the country for the chain store competitors:

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

Online competitors:

     The number of online competitors is growing. Management is aware of 12 other online services, such as NetFlix.com (the dominant force in this sector). Competitors vary in their service offerings, but most offer the same basic services as the Registrant.

(4)  Sale of New/Used Video Games and DVD's.

     The Registrant now offers for sale used video games, new games, and video game system accessories such as controllers, memory cards, and cables. The offering of these products for sale have been integrated with the existing website. Management believes these new offerings will complement the current rental service as many of the Registrant's subscribers have indicated that they rent games to decide which games they would like to buy in the future.

     Chain rental stores and other local rental stores also sell DVD's. In addition, DVD's are sold by large retailers, including Wal Mart, Target, and Best Buy. These strengths and weaknesses of these stores are set forth above. The Registrant is not aware of any other online rental service that also sells DVD's and games.

(c)  Fulfilment.

     In early April 2004, the Registrant found that the demand for DVD movies and video games was greater than expected and that its subsidiary Veegeez.com, LLC could not handle this increase. The Registrant researched other methods of handling the demand and settled
on the outsourcing of shipments and inventory control.   The
Registrant retained the services of National Fulfillment, Incorporated with locations in Nashville, Tennessee and Los Angeles, California to assume the operations. The Registrant then closed Veegeez.com, LLC and consolidated its business activities under the parent company. National Fulfillment provides shipping, receiving and inventory control to the Company, which are billing weekly for services rendered.

     The Company owns all titles that are rented to the membership. The Company purchases titles based on membership request for a title. The Company is building the inventory based on membership requests. The Company purchases its inventory from Ingram Entertainment, Inc. for cash.

     The California location services the subscriber base West of the Rocky Mountains, while the Tennessee location services the subscriber base to the East of the Rockies. By maintaining two locations, the Registrant will be able to decrease the mailing times to an average of 3 days or less for a one-way mailing for approximately 80% of the subscriber base. Management believes this will give us a competitive edge over our on-line competitors as none of them, we believe, maintain multiple shipping locations.

     Delivery of the video game discs and DVD's is provided by first class mail. The average cost of delivery for the shipment is $1.20. The delivery of each subsequent game costs $0.60 for shipment to the customer and $0.60 for each return. National Fulfillment processes each of the company's orders.

(d)  Technology.

     Technology plays a vital role in the development and day-to-day operations of the Registrant. All orders are taken by credit card via our web site at GameZnFlix.com and processed through Authorize Net software and our Humboldt Bank merchant account. Data resulting from customer sales transactions is transferred to our proprietary webserver based database system. This database system provides the necessary information for accounting, sales, customer service, inventory management, and marketing information needs and is accessible directly through any Internet connection.

(e)  Marketing.

     The Registrant's market of the gaming portion of its website is the hard core gamer that purchases and rents games on a regular basis, while the DVD portion of the Registrant's website will be targeting the DVD market of NetFlix.com.

     The Registrant is targeting subscribers of other services through its affiliate program, which is a commission based referral program that is administered through Commission Junction. Participants of the affiliate program can receive up to $70.00 for each new subscriber sale.

     Since the target market for the Registrant's gaming rentals is already renting games from traditional rental stores, the most important market needs are a higher level of support and service, a greater value for the money they spend, and greater product availability. One of the key points of the Registrant's strategy is the focus on hard-core gamers that know and understand these needs and are looking to pay less, and spend less time to have them filled.

     It is management's belief that the most obvious and important trend in the market is an increase in the number of people playing video games. The market has seen a marked increase in the video game titles available as a result. The 2002 calendar year saw over 400 titles released for the video game systems we support and projections show that this number will increase in both 2003 and 2004.

     It is also management's belief that a second trend is that video game players are becoming more and more unsatisfied with the current video game rental stores. Late fees, short rental times, and a general lack of customer service support are all strong reasons why video game players are looking for an alternative.

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

     In February 2004, the Registrant retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of its website http://www.gameznflix.com. Through AdSouth Partners, Inc., the Registrant has begun a direct television response advertising campaign that covers 13 different national television channels by use of two different commercials, starring Dennis Cole (a television and movie actor) and Ben Curtis (the former star of Dell television commercials). The current television ad campaign will cover the period from April 2004 to February 2005 on a monthly basis, and the advertising has all been prepaid. The last advertisement in this campaign will be a commercial to be aired during the 4th quarter of the upcoming Super Bowl through Fox Local stations.

     The Registrant also has a military discount program that provides members of the military armed forces discounted monthly membership fees. This program provides to these individuals a $0.75 discount to each subscription program.

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

(h)  Dependence on Major Customers

     The Registrant does not rely nor is it dependent on one or a few major customers

(i)  Need for Governmental Approval

     The Registrant believes that none of its business operations require governmental approval.

(j)  Effect of Governmental Regulation on Business

     The Registrant is not aware of any existing governmental regulation and does not anticipate any governmental regulation that materially affects the company's ability to conduct its business operations.

(k)  Research and Development

     During the last fiscal year the Registrant has engaged in research and development activities, including the development of the online games, as described above. The portion of the Registrant's operating costs that is allocable research and development is immaterial.

(l)  Compliance with Environmental Laws

     The costs of compliance with environmental laws are nominal, if any, and are therefore immaterial to the Registrant's operations.

(m)  Employees.

     The Registrant current has 3 employees and 8 paid consultants. The Registrant plans to add up to 15 employees during 2004 in the areas of management, customer service, and support.

Subsequent Events.

     In February 2004, the Registrant was approved to trade shares on the Third Market Segment of the Berlin Stock Exchange under the trading symbol of "PQJ.BE. The Registrant was also approved to trade shares on the Third Market Segment of the Frankfurt Stock Exchange under the trading symbol of "PQJ.FSE".

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Registrant does not lease or rent any property.  The
Registrant's corporate office is located in a 700 square foot office in Franklin, Kentucky at the president's home-based office.
Management believes that this office space is currently adequate for the needs of the company.

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

Overview.

     The Registrant, through its website www.gameznflix.com, is an on-line console video game rental business dedicated to providing customers a quality rental experience. The company offers customers a reliable, web-based, high-quality alternative to traditional store based gaming rentals on a national scale. The Registrant's service is an alternative to store based gaming rentals that offers a high level of customer service, quality titles, and superior product availability.

     In March 2004, the Registrant launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Registrant's target consumers and to generate traffic to the website. In May 2004, the company is set to launch the second phase of the television ad campaign. This second phase is more narrowly designed to attract the core consumer to the product.

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

     The major assumptions relating to the revenue and membership growth are as follows: It is estimated that the company will grow at a rate of 3,000 new members per month beginning in April 2004 after the launch of www.gameznflix.com, which results in 24,000 members by year-end 2004. Based on a monthly subscription rate of $17.25 per member, this results in a projection of $400,000 of revenue by year-end 2004. As of September 30, 2004, the Company records reflect $153,395 of revenue, leaving $246,605 for the 4th Quarter of 2004.

     The Registrant can satisfy its cash requirements for approximately six months from December 31, 2003 before it needs to raise additional funds.

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

(d)  Interest Expense.

     The Registrant incurred interest expense of $21,161 during the fiscal year ended December 31, 2003, compared with $362,848 in the fiscal year ended December 31, 2002, a decrease of approximately 94%. The decrease was primarily due to an overall reduction of interest bearing related liabilities by approximately $1,044,000. This reduction was primarily a result of $963,000 in debt extinguishments during 2003.

(e)  Extinguishment of Debt.

     In January 2003, note holders forgave the Registrant's debts and interest accrued in the amount of $268,132.

     In May 2003, the Registrant ceased operation of Prima
International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 was forgiven and the Registrant recognized a gain from forgiveness of debt of $6,300.

     In December 2003, management determined that accrued payables in the amount of $688,188, relating to activities prior to Syconet's merger with the Registrant, are of questionable validity. No demands have been made of current management or the prior management group, and the Registrant's records do not provide sufficient information to confirm any amounts due. The amount has been credited to gain on extinguishment of debt in the current year.

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

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by new service introductions, evolving industry standards, and changing needs of customers. There can be no assurance that the Registrant's existing services will continue to be properly positioned in the market or that it will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new services. There can be no assurance that enhancements to existing services or new services will receive customer acceptance.

(c)  Ability to Attract and Retain Subscribers.

     The Registrant must continue to attract and retain subscribers. To succeed, the company must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Registrant's ability to attract and retain subscribers will depend in part on its ability to consistently provide its subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the company introduces new services that are not favorably received by them, the company may not be able to attract or retain subscribers. If the efforts to satisfy its existing subscribers are not successful, the Registrant may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

     The Registrant must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to the company's service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. The Registrant must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many of subscribers cancel the company's service, or if the company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, the Registrant may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and eight titles at a time. With the Registrant's use of two shipping centers and the associated software and procedural upgrades, the company has reduced the transit time of DVD's and games. As a result, the company's subscribers have been able to exchange more titles each month, which has increased operating costs. As the company established additional planned shipping centers or further refines its distribution process, the company may see a continued increase in usage by subscribers. If subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond the Registrant's control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The Registrant may not be able to continue to support the marketing of its service by current means if such activities are no longer available or are adverse to its business. In addition, the company may be foreclosed from certain channels due to competitive reasons. If companies that currently promote the Registrant's service decide to enter its business or a similar business, the Registrant may no longer be given access to such channels. If the available marketing channels are curtailed, the ability to attract new subscribers may be affected adversely.

     The GameZnFlix brand is young, and the company must continue to build strong brand identity. To succeed, the company must continue to attract and retain a number of owners of DVD and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to its service through its website. The Registrant may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Registrant believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If the company's efforts to promote and maintain its brand are not successful, its operating results and ability to attract and retain subscribers will be affected adversely.

(d)  Selection of Certain Titles.

     Certain titles cost the Registrant more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

(e)  Acquisition Sources.

     The Registrant utilizes a mix of incentive-based and fixed-cost marketing programs to promote its service to potential new subscribers. The company obtains a portion of its new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While the company opportunistically adjusts its mix of incentive-based and fixed-cost marketing programs, it attempts to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, the Registrant has been able to manage its acquisition cost per subscriber; however, if the company is unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase.

(f)  Potential Delivery Issues.

     The Registrant relies exclusively on the U.S. Postal Service to deliver DVD's and games from its shipping centers and to return DVD's and games from subscribers. The company is subject to risks associated with using the public mail system to meet its shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Registrant's DVD's and games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or the company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect our operating results. In addition, increased breakage rates for our DVD's and games will increase our cost of acquiring titles.

(g)  Key Personnel.

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

Liquidity and Capital Resources.

     The Registrant currently has total current assets of $128,348 and total current liabilities of $849,143 resulting in net working capital deficit of $720,795. The Registrant will require significant additional working capital to continue as a going concern.

     Since inception, the Company has financed its activities through various private placements. During the fourth quarter of the fiscal year ended December 31, 2003, the Registrant sold a total of 7,007,595 restricted shares of common stock to four investors for a total consideration of $92,500. In addition, the Registrant has sold an additional 10,469,470 restricted shares of common stock to date in 2004, raising an additional $307,962 in capital.

     The Company's DVD and video game rental operations were launched in March 2004 and fully commenced during the third quarter of 2004.
As a result, the Company has begun generating sufficient cash to fund its operations. In an effort to provide its customers with a wider library of DVD's and video games, the Company believes it will need to increase its library within the next twelve months and thereafter on an annual basis. Additionally, the Company will continue to provide strategic marketing of its DVD and video game rentals to targeted markets.

     Although the Company currently anticipates an increase in cash flows from operations, it will still need to raise approximately $5,000,000 within the next twelve months and $2,000,000 each year thereafter. Such financing may be through the issuance of equity, debt, or a combination thereof. However, adequate funds may not be available when needed or may not be available on terms favorable to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountants audit reports included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

(c)  Revenue Recognition.

     Consulting revenue is recognized when the services are rendered. Video game subscription revenues are recognized when billed. Company customers are required to authorize a monthly automatic charge to a major credit card. Because of this, the billing and receipt of revenue occur simultaneously. Subscribers pay on a monthly basis and may cancel service at anytime. The cost of services, consisting of staff payroll, outside services, equipment rental, communication costs and supplies, is expensed as incurred.

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

     (e) Effective on November 21, 2003, the firm of Smith & Company was engaged to serve as the new principal accountant to audit the Registrant's financial statements. The decision to retain this accountant was approved by the board of directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging this accountant, with the exception of auditing the Registrant's financial statements for the fiscal year ended December 31, 2001, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

     On September 12, 2002, Gary Borglund and Richard Nuthmann resigned as directors of the Registrant (after appointing the Messrs. Fleming and Crist).

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

(b)  Gary J. Hohman, President/Director.

     Mr. Hohman, age 53, was appointed as the Registrant's president on September 30, 2004. On December 27, 2004 he was also appointed as a director of the company, replacing I. Matt Sawaqed, who resigned on that date. Mr. Hohman was previously employed by AdSouth Partners, Inc. (the media relations firm for the Registrant), where, since January 2001, he served as Chief Operations Officer. During his time at AdSouth, he was responsible for media production, project management and daily operations. Since January 2004, Mr. Hohman directly handled the Registrant's account.

     Prior to joining AdSouth, Mr. Hohman, for the period of 2000 to 2001, functioned as president of Music Distribution and Licensing for "The Outernet", a Minnesota based technology venture. During that time, he negotiated content agreements with the "big five" record labels, organized and executed numerous stock holder presentations and produced and directed the 2000 "Taste of the NFL" for the Minnesota Vikings. From 1996 to 2000, Mr. Hohman served as executive vice president of The Reliance Training Network. During this time, he deployed over 300 live interactive television broadcasts and quality controlled every aspect of production for each show, as well as developing and implementing company policy and procedure, planned and implemented annual production budgets and helped develop new business technologies.

(c)  Arthur De Joya, Chief Financial Officer.

     Mr. De Joya, age 39, was appointed chief financial officer of the Registrant on July 9, 2004. He has over 12 years of experience in both public and private accounting mainly working with publicly traded companies. Mr. De Joya's experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies. His experience in public accounting was partner-in-charge of the audit practice for L.L. Bradford & Company, LLC (8th largest accounting firm in the Las Vegas area) for approximately 5 years, ending in April 2003; from that date to the present, he has worked as an independent accountant. Prior to L.L. Bradford & Company, LLC, Mr. De Joya was employed with KPMG LLP working many large publicly traded companies.

     Mr. De Joya received his B.S. and B.A. degrees from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada. He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

(d)  Mark Crist, Director

     Mark Crist, 46, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

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

     Naturally Safe entered into a forbearance agreement to defer payment on a loan to an investor until 2003. As of December 31, 2003, Naturally Safe was in default on this loan. The company continues to carry the loan of $175,0000 on the records of Naturally Safe and accrues interest quarterly with regards to the debt. However, during 2003 management learned that the lender had passed away; the Registrant continues to wait for the estate of the lender to contact the company about this loan.

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

                                       GameZnFlix, Inc.


Dated: January 7, 2005                 By: /s/ John Fleming
                                       John Fleming, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                                Date

/s/  John Fleming        Chief Executive                       January 7, 2005
John Fleming             Officer/Director

/s/  Gary Hohman         President/Director                    January 7, 2005
Gary Hohman

/s/  Arthur De Joya      Chief Financial Officer               January 7, 2005
Arthur De Joya           (principal financial and
                         accounting officer)

/s/  Mark Crist          Director                              January 7, 2005
Mark Crist

                              Smith & Company
     A Professional Corporation of Certified Public Accountants


                           INDEPENDENT AUDITORS' REPORT

Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheet of GameZnFlix, Inc. and subsidiaries (formerly Point Group Holdings, Incorporated), a Nevada corporation, as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The 2002 financial statements were audited by other auditors whose report dated April 13, 2003, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

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


/s/  Smith and Company
Certified Public Accountants
Salt Lake City, Utah
April 12, 2004

         4764 South 900 East, Suite 1  Salt Lake City, Utah 84117-4977
            Telephone: (801) 281-4700  Facsimile: (801) 281-4701
                       E-mail: smithcocpa@earthlink.net
Members: American Institute of Certified Public Accountants  Utah Association
                        of Certified Public Accountants


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


/s/  Beckstead and Watts, LLP
Beckstead and Watts, LLP
Las Vegas, Nevada
April 13, 2003


                            GAMEZNFLIX, INC.
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2003

                                  ASSETS

Current Assets:
  Cash and cash equivalents                                    $   43,778
  Common stock options receivable                                  20,000
  Accounts receivable                                              62,678
  Accounts receivable - employees                                   1,892
   Total current assets                                           128,348

Fixed Assets, net (Note 3)                                         44,964

Intangible Assets, net (Note 4)                                     8,019

   Total Assets                                                   181,331

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                243,821
  Accrued expenses                                                317,622
  Notes payable                                                    36,000
  Notes payable - related parties                                 251,700
   Total current liabilities                                      849,143

Stockholders' Deficit
  Common stock, $0.001 par value, 900,000,000 shares
  authorized, 481,474,211 shares issued and outstanding           481,474
  Additional paid-in capital                                    8,574,047
  Prepaid fees paid with common stock                            (937,500)
  Accumulated deficit                                          (8,785,833)
                                                                 (667,812)

   Total Liabilities and Stockholders' Deficit                $   181,331

        See accompanying Notes to Consolidated Financial Statements


                                 GAMEZNFLIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          For the Years Ended
                                                                             December 31,
                                                                        2003                2002
Revenue                                                                 $     143,421       $    202,234
Cost of Revenues                                                               15,976             99,541
                                                                              127,445            102,693

Expenses
  Selling, general and administrative expenses                                 95,600            109,468
  Amortization and depreciation                                                33,016                  -
  Related stock options                                                             -            102,000
  Officer compensation                                                        129,325            271,315
  Consulting fees                                                             889,793             57,385
  Professional fees                                                           165,521            116,809
                                                                            1,313,255            656,977

Net Operating Loss                                                         (1,185,810)          (554,284)

Other Income (Expenses)
  Gain on extinguishment of debt (Note 11)                                    962,620             31,453
  Interest expense                                                            (21,161)          (362,848)
  Interest income                                                                   2                516

Net Loss Before Discontinued Operations                                      (244,349)          (885,163)

Discontinued Operations (Note 7)                                               16,079                  -

Net Loss                                                                     (228,270)          (885,163)

Weighted Average Number of Common Shares Outstanding
 basic and fully diluted                                                  332,124,803         92,092,740

Net Loss per Share - Basic and Fully Diluted
  from continuing operations                                                    (0.00)             (0.01)
  discontinued operations                                                        0.00               0.00

   Total                                                                        (0.00)             (0.01)



                  See accompanying Notes to Consolidated Financial Statements


                                        GAMEZNFLIX, INC.
                CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                 Additional   Prepaid Fees                       Total
                                 Common Stock     Paid-In      Paid With      Accumulated    Stockholders'
                              Shares      Amount  Capital     Common Stock      Deficit         Deficit
Balance as of
December 31, 2001             51,165,000  $  4,117 $6,756,761  $      -       $ (7,672,400)  $ (911,523)
Shares issued for
consulting services            5,500,000     5,500          -         -                  -        5,500
Recapitalization adjustment            -    47,048    (47,048)        -                  -            -
Shares issued for:
  debt settlement              8,662,800     8,662     46,334         -                  -       54,997
  consulting services          8,753,848     8,754     18,769         -                  -       27,523
  debt settlement              1,300,000     1,300      6,916         -                  -        8,216
  business acquisition
(Note 5)                      78,300,000    78,300          -         -                  -       78,300
  business acquisition
(Note 5)                      27,889,801    27,890          -         -                  -       27,890
  officers compensation      102,000,000   102,000          -         -                  -      102,000
Net loss                               -         -          -         -           (885,163)    (885,163)

Balance as of
December 31, 2002            283,571,449   283,571  6,781,732         -         (8,557,563)  (1,492,260)
Shares issued for:
  prepaid fees                37,500,000    37,000    900,000  (937,500)                 -            -
  legal and
  consulting services        139,395,167   139,395    810,589         -                  -      949,984
  business acquisition
(Note 5)                      14,000,000    14,000    (13,766)        -                  -          234
Private placement shares sold:
  at $0.014 per share          6,299,262     6,299     83,701         -                  -       90,000
  at $0.015 per share            333,333       334      4,666         -                  -        5,000
  at $0.02 per share             375,000       375      7,125         -                  -        7,500
Net loss                               -         -          -         -           (228,270)    (228,270)

Balance as of
December 31, 2003            481,474,211   481,474  8,574,047  (937,500)        (8,785,833)    (667,812)



              See accompanying Notes to Consolidated Financial Statements


                                       GAMEZNFLIX, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          For the Years Ended
                                                                             December 31,
                                                                        2003                2002
Cash Flows From Operating Activities
  Net loss                                                              $  (228,270)        $  (885,163)
  Adjustments to reconcile net loss to cash
  used in operating activities:
  Shares issued for legal and consulting services                           949,984              33,023
  Shares issued to officers for compensation                                      -             102,000
  Depreciation and amortization expense                                      33,016               2,746
  Loss from impairment of goodwill                                                -             114,063
Changes in assets and liabilities:
  Accounts receivable                                                       (56,433)             (8,137)
  Inventory                                                                  21,221             (21,221)
  Options receivable                                                        (20,000)                  0
  Intangible assets                                                           3,589             (11,608)
  Accounts payable and accrued expenses                                    (723,314)            395,765

   Net Cash Used In Operating Activities                                    (20,207)           (278,532)

Cash Flows From Investing Activities
  Purchase of fixed assets                                                  (38,052)             (7,314)

   Net Cash Used In Investing Activities                                    (38,052)             (7,314)

Cash Flows From Financing Activities
  Principal payments on notes payable                                       (81,421)                  -
  Proceeds from notes payable                                                58,428             308,376
  Proceeds from issuance of stock                                           102,500                   -

   Net Cash Provided By Financing Activities                                79,507              308,376

Net Increase in Cash                                                        21,248               22,530

Cash and Cash Equivalents - Beginning                                       22,530                    -

Cash and Cash Equivalents - Ending                                          43,778               22,530

Supplemental Disclosures:
  Interest Paid                                                             21,161                   -

Non-Cash Investing and Financing Activities:
  Shares issued for prepaid fees                                           937,500                   -
  Shares issued for debt settlement                                              -              63,213
  Shares issued for business acquisitions                                      234             106,190



          See accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   DECEMBER 31, 2003

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of GameZnFlix, Inc. and subsidiaries ("Company") is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Inventory.

Inventory consists solely of finished goods product, which is warehoused in Franklin, Kentucky. All inventory items are stated at the lower of cost (first-in, first-out) or market value. As of December 31, 2003, inventory is valued at $0, due to its limited shelf life.

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

Allowance for Doubtful Accounts.

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. Where the Company is aware of circumstances that may impair a specific customer's ability to meets its financial obligations to the Company, the Company records a specific allowance against amounts due to it and thereby reduces the net receivable to the amount the Company reasonably believes is likely to be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are outstanding and its historical experience.

DVD's and Games Library.

DVD's and games are recorded at historical cost and depreciated using the straight-line method over twenty-four months. The Company's
DVD's and games library are not intended to be sold and accordingly no salvage value is provided.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD's and games. This loss is shown in the cost of sales section of the Income Statement. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Revenue Recognition.

Consulting revenue is recognized when the services are rendered. Video game subscription revenues are recognized when billed. Company customers are required to authorize a monthly automatic charge to a major credit card. Because of this, the billing and receipt of revenue occur simultaneously. Subscribers pay on a monthly basis and may cancel service at anytime.

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

Loss Per Share.

Net loss per share is provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders for the period by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. Stock options to purchase shares of common stock that were outstanding during 2003 and 2002, which were not included in the computation of diluted loss per share because the effect would have been antidilutive, were 25,000,000 and 0, respectively.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate by in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The adoption of FIN 46 has not had a material impact on the Company's financial position or results of operations.

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

NOTE 3  FIXED ASSETS

Fixed assets consists of the following:



                                                     Accumulated
                                                     Depreciation            Net Book Value
                                           Cost        12/31/03           12/31/03     12/31/02
Machinery and equipment                    $16,615   $  5,295             $11,320     $7,314
Furniture and Fixtures                       2,288      2,002                 286          0
Games Library                               55,488     22,130              33,358          0

                                           $74,391    $29,427             $44,964     $7,314



Depreciation expense for 2003 was $29,427 ($0 for 2002).

NOTE 4  INTANGIBLE ASSETS

Intangible assets consists of costs related to obtaining a patent on the Season's Greetings products as of December 31, 2003:

  Patent                                           $14,354
  Less: accumulated amortization                     6,335

                                                   $ 8,019

Amortization expense for 2003 was $3,589 ($2,746 for 2002).

NOTE 5  PREPAID FEES PAID WITH COMMON STOCK

At December 31, 2003, the Company had prepaid fees paid with common stock of $937,500 with unrelated parties. Prepaid fees paid with common stock are for consulting services related to website developments and strategic business advisory which were fully vested upon issuance and nonforfeitable. In February 2004, $37,500, was recognized as used. The remaining $900,000 will be used at the rate of $75,000 per month.

NOTE 6  ACQUISITIONS

On September 30, 2003, the Company executed an Acquisition Agreement with Veegeez. Under the terms of the Agreement, the Company exchanged 14,000,000 shares of $0.001 par value restricted common stock for a 100% ownership interest in Veegeez. The value of the net assets of Veegeez on September 30,2003 was $234, resulting in a decrease in additional paid-in capital of $13,766.

On October 31, 2002, the Company executed an Acquisition Agreement with NSTI. Under the terms of the Agreement, the Company exchanged 27,889,801 shares of $0.001 par value restricted common stock for 100% of the issued and outstanding shares of NSTI. The fair market value of the common shares issued on October 31, 2002 was $0.001 per share, resulting in a valuation of $27,890. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".

On September 24, 2002, the Company executed an Acquisition Agreement with AmCorp. Under the terms of the Agreement, the Company exchanged 78,300,000 shares of $0.001 par value restricted common stock for 100% of the outstanding shares of AmCorp. The fair market value of the common shares issued on September 24, 2002 was $0.001 per share, resulting in a valuation of $78,300. Effective December 31, 2002, the goodwill was devalued to zero and recorded as a "Loss from impairment of goodwill".

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

NOTE 11  GAIN FROM EXTINGUISHMENT OF DEBT

In January 2003, note holders forgave the Company's debts and interest accrued in the amount of $268,132.

In May 2003, the Company ceased operation of Prima International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 was forgiven and the Company recognized a gain from forgiveness of debt of $6,300.

In December 2003, management determined that accrued payables in the amount of $688,188, relating to activities prior to Syconet's merger with the Company, are of questionable validity. No demands have been made of current management or the prior management group, and the Company's records do not provide sufficient information to confirm any amounts due. The amount has been credited to gain on extinguishment of debt in the current year.

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

Deferred tax assets (liabilities) consisted of the following at December 31, 2003.

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

The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Therefore, the Company continues to account for stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would not have been changed. With respect to options granted to outside consultants, the Company uses the Black-Scholes method of calculating the fair value for purposes of recording compensation. Because the eventual exercise price of the options was so much higher than the market price of the stock on the grant date, there is no value to assign to the options, and no compensation has been recognized.

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

                               EXHIBIT INDEX

Number                   Description

2.1     Agreement and Plan of Merger between the Registrant
        (formerly known as Syconet.com, Inc., a Nevada corporation) and Syconet.com, Inc., a Delaware corporation, dated
        December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on April 15, 2003).

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

4.17 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated November 17,
        2003 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on December 9, 2003).

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

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-QSB filed on May 15, 2003).

23.1    Consent of Independent Certified Public Accountants (filed herewith).

23.2 Consent of Independent Certified Public Accountants (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on April 9, 2004).

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