Form 10KSB
period 2004-12-31
GAMEZNFLIX INC
filed 2005-04-01
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The Registrant had revenues of $287,117 for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2005:
$7,564,820.  As of March 28, 2005, the Registrant had 771,801,665
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X .

                                  TABLE OF CONTENTS

PART I.                                                                  PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                           3

ITEM 2.   DESCRIPTION OF PROPERTY                                          12

ITEM 3.   LEGAL PROCEEDINGS                                                12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              12

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                  13

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     14

ITEM 7.   FINANCIAL STATEMENTS                                             27

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                           27

ITEM 8A. CONTROLS AND PROCEDURES                                           27

ITEM 8B  OTHER INFORMATION                                                 28

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                28

ITEM 10. EXECUTIVE COMPENSATION                                            31

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND
         RELATED STOCKHOLDER MATTERS                                       32

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    35

ITEM 13. EXHIBITS                                                          36

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                           36

SIGNATURES                                                                 38

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Company") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Registrant. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, we again amended our articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January 26, 2004, the name of the company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation. On December 16, 2004, we amended our articles of incorporation to increase the authorized common stock of the company to 2,000,000,000 shares.

     During the period of July 2002 to September 2002, we acquired two companies, AmCorp Group, Inc., a Nevada Corporation, and Naturally Safe Technologies, Inc. also a Nevada corporation, which are currently not operating. AmCorp provided services to companies that desired to be listed on the OTCBB and Naturally Safe held patents on a product that assisted Christmas trees in retaining water. During the fiscal year ended December 31, 2002, AmCorp generated 26% of our total revenues and Naturally Safe generated approximately 74% of our revenues. During the fiscal year ended December 31, 2003, AmCorp generated 2% of our total revenues and Naturally Safe generated approximately 88% of our revenues. In May 2003, we ceased operation of Prima International, LLC, a wholly subsidiary of Naturally Safe.

     During the period of July 2002 to September 2002, we acquired two companies, AmCorp Group, Inc., a Nevada Corporation, and Naturally Safe Technologies, Inc. also a Nevada corporation. Currently, Naturally Safe is current with its incorporation with the State of Nevada, but does not have any business operations. In February 2005, AmCorp amended its articles of incorporation, changing its name to GameZnFlix Racing and Merchandising, Inc. AmCorp provided services to companies that desired to be listed on the OTCBB and Naturally Safe held patents on a product that assisted Christmas trees in retaining water. During the fiscal year ended December 31, 2002, AmCorp generated 26% of our total revenues and Naturally Safe generated approximately 74% of our revenues. During the fiscal year ended December 31, 2003, AmCorp generated 2% of our total revenues and Naturally Safe generated approximately 88% of our revenues. In May 2003, we ceased operation of Prima International, LLC, a wholly subsidiary of Naturally Safe. In September 2003, the Company acquired Veegeez.com, LLC, a California limited liability company.

Business of the Registrant.

     Veegeez.com provided its subscribers with access to its video game library. In March 2004, we commenced operations of the www.gameznflix website and all traffic was redirected to www.gameznflix.com. In May 2004, the veegeez web site ceased operations and all traffic has been directed to the www.gameznflix.com web site.

     The Company currently provides subscribers with access to a comprehensive library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles and DVDs. We believe our service is an alternative to store based gaming rentals and that we offer a high level of customer service, quality titles and product availability. The subscription plans allow subscribers to have three to eight titles out at the same time with no due dates, shipping charges or late fees for $17.25 per month to $222.00 annual membership. Subscribers can enjoy as many titles as they wish during their subscription time. Games and DVDs are selected on our website www.gameznflix.com via the queue system. The games and DVDs are shipped by first-class mail and can be returned to us at their convenience using the enclosed prepaid mailer. When a game and DVD has been returned, the subscriber's next available selection is mailed to them.

     Our management believes that we are in a good position to take advantage of the following market conditions:

     start-up opportunities exist in the on-line video game rental business;

     the need for use of efficient distribution and financial methods;

     under-served market that has growth opportunity; and

     existing video game rental companies' uneven track record in providing customer service.

     The Company's internally developed software enables us to customize our website for each of our subscribers. Since our software is internally developed, our web site is easily changed and expanded to meet customer needs and provide vital business information. Our online interface with customers eliminates the need for costly retail outlets and allows us to serve a national customer base with low overhead costs.

     The Company currently provides rental services to its subscribers. In addition, we also sell new titles to our subscribers as well as non-members visiting our web site. Plans are in place to expand and provide sales of used DVD titles at a discounted price and new video gaming accessories. The development of this portion of the website is nearly completed. Management believes by adding these additional services we will be able to complement our rental service by increasing cash flow and capitalizing on impulse sales to our current subscribers.

     The Company seeks to provide our customers with a large selection of video game rental and DVD movie choices on a monthly subscription basis. Customers can sign-up via the web page to rent video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-addressed package provided.

(a)  Product and Service Description.

     The Company offers both DVD movie, video game rental services and the ability to purchase new DVD movie and video game titles to our subscribers. In addition, we also sell new DVD movie and video game titles to our non-members. Members can choose from rental packages of three to eight titles outstanding at one time on a monthly subscription basis with unlimited replacement of products as long as they are an active subscriber. For the period of April 2004 through December 2004, the average number of active subscribers per month has been 2,052. To date, the amount of revenues that have been generated from these subscriptions has been a total of $287,117. Plans are priced at $17.25 for three titles package and increase by $5.00 for each package. Applicable tax is also collected for California residents.

     The Company currently owns approximately 12,200 titles and approximately 57,300 copies. In March 2004, we signed a supply agreement with an entertainment distributor. The supply agreement is designed to enable us to access the most current DVD and video game titles for purposes of meeting rental requests. We own all titles that are rented to our subscribers. We purchase titles based on membership request for a title. We are building the inventory based on membership requests. We purchase our inventory from Ingram Entertainment, Inc. for cash.

     Our proprietary queue system and dynamic web server based database system automatically select the next game a customer receives based on factors such as the subscriber's next game preferences, game availability, length of time a subscriber has been with us, and the subscriber's subscription plan level.

     All products sold, DVD's and games, are offered to current subscribers at a 10% discount. In the future, used DVD's will be sold and will be priced based on the length of time the game has been in service, the current market rate (as determined by on-line sites like Amazon.com, and EBGames.com), and customer demand to maximize profit. For example, most new games are sold for $49.99 at retail stores and for $49.99 plus shipping from on-line stores. The Company offers the games at a price of $46.99 plus shipping charges paid by the customer.

     Like some of our competitors, we offer a toll free customer service phone number 12 hours per day, five days per week (Monday - Friday). We also take customer inquiries and requests via our e-mail address and maintain a policy to answer each e-mail within 24 - 48 hours.

Competition.

(a)  Game Rentals.

     Our competition for game rentals comes in two main forms:

     Chain rental stores - Our indirect competitors include traditional retail stores that offer video game rentals such as Blockbuster, Hollywood Video, and other national and local video rental stores. These companies are formidable, established competitors for video game rentals. The primary business of these companies is for the renting of movies and not video games. Additionally, late returns are assessed stringent daily late fees by some of these chain rental stores for relatively short rental periods.

     Online competitors - Currently there are approximately 12 direct competitors that provide online video game rentals. Some of our competitors include AngelGamer.com, DVDAvenue.com, Gamez2go.com, Govojo.com, Midwest- games.com, RedOctane.com, Rent-a-realm.com, Gamefly.com, and Videogamealley.com. Each of these competitors offers rental packages on a monthly subscription basis with offerings of one to eight games available at varying prices.

     We compete on product availability, customer service and product availability information.

(b)  DVD Rentals.

     Our competition for DVD rentals comes in the following forms:

     Chain rental stores - there are a number of retail stores located across the country that rent DVDs. These retail stores have a national image, high volume, multiple locations and general familiarity.

     Other local video rental stores - the number and size of these competitors varies, but is not substantial. They are competing against the chains in an attempt to offer lower prices and a more customer friendly staff. They offer a certain amount of customer service, as this is their only business as compared to the chain rental stores.

     Online competitors - the number of online competitors is growing. Management is aware of 12 other online services, such as NetFlix.com (the dominant force in this sector). Competitors vary in their service offerings.

     In summary, management believes that in order to be successful we must provide our subscribers with the best possible renting experience and a willingness to develop a long-standing relationship. We must offer a high level of customer service, reliable product availability, and a responsive and efficient web site to deliver the service.

(c)  Sale of DVD's and Games.

     The Company offers for sale new DVD and video games, and video game system accessories such as controllers, memory cards, and cables. The offering of these products for sale have been integrated with the existing website. Management believes these new offerings will complement the current rental service as many of our subscribers have indicated that they rent games to decide which games they would like to buy in the future.

     Chain rental stores and other local rental stores also sell
DVD's. In addition, DVD's are sold by large retailers, including Wal Mart, Target, and Best Buy. We are not aware of any other online rental service that also sells DVD's and games.

Fulfillment.

     In February, 2005, the Company ceased using the services of National Fulfilment, Incorporated to meet our fulfilment needs and internalized the fulfilment with distribution centers located in Franklin, Kentucky, Holtville, California and Sterling, Colorado. The California location services the subscriber base West of the Rocky mountains, while the Kentucky location services the subscriber base to the East of the Mississippi River, and the Colorado location services the middle states. Delivery of the video game discs and DVDs will be provided by first class mail. The average cost of delivery for the shipment is $1.20. The delivery of each subsequent game costs $0.60 for shipment to the customer and $0.60 for each return.

Technology.

     All orders are taken by credit card via our web site at GameZnFlix.com and processed through Authorize.Net and our Humboldt Bank merchant account. Data resulting from customer sales transactions is transferred to our proprietary database system. This database system provides the necessary information for accounting, sales, customer service, inventory management, and marketing information needs and is accessible directly through any Internet connection.

Marketing.

     The Company's target market for games is the hard core gamer that purchases and rents games on a regular basis. We will also target the DVD movie rental market similar to NetFlix.com and Blockbuster.com. We are targeting subscribers of other services through our affiliate program, which is a commission based referral program that is administered through our own affiliate tracking software.

     Since the target market for our game rentals is already renting games from traditional rental stores, the most important market needs are a higher level of support and service, a greater value for the money they spend, and greater product availability. One of the key points of our strategy is the focus on hard-core gamers that know and understand these needs and are looking to pay less, and spend less time to have them filled.

     We believe the most obvious and important trend in the market is an increase in the number of people playing video games. A second trend is that, in management's opinion. video game players are becoming more and more unsatisfied with the current video game rental stores due to late fees, short rental times and a general lack of customer service support are all strong reasons why video game players are looking for an alternative.

     The Company believes a third trend is ever-greater connectivity, with more people getting onto the Internet and purchasing more items over the Internet. Items such as computer hardware, apparel, consumer electronics, office supplies, toys, movies and video games are all seeing what we believe is an increasing numbers of online sales.

     An estimated 15% of our current subscriber base is college students. Advertisement in school newspapers, on college websites, and other advertising media will be placed at college campuses in targeted cities. We will also participate in direct marketing opportunities in conjunction with back-to-school events on these campuses. Our first opportunity will be with the universities in the vicinity of Nashville, Tennessee.

     In February 2004, the Company retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of our website http://www.gameznflix.com. Through AdSouth Partners, Inc., we began a direct television response advertising campaign that covers 13 different national television channels by use of five different commercials, starring Dennis Coleman (a television and movie actor) and Ben Curtis (the former star of Dell television commercials). The television ad campaign covered the period from April 2004 to February 2005 on a monthly basis, and the advertising was all prepaid. The last advertisement in this campaign was a commercial aired during the 4th quarter of the 2005 Super Bowl on three local television stations. In 2005 the Company does not have any major television advertising campaigns planned and has ended its relationship with AdSouth Partners, Inc.

     In 2005 we will continue to market online through our affiliate program and expand it to meet the membership growth we will require. Our other advertising and marketing programs will move away from national advertising and focus on areas in the proximity of our distribution centers. We will utilize such media as print, radio, outdoor and others where appropriate. This marketing program will launch in Nashville, Tennessee and then expand to those other markets throughout the year.

     We will also be utilizing "grass-roots" tactics that may include local market sponsorships, direct marketing opportunities via kiosks, corporate gift programs, employee benefits program, member referral programs and other areas that will help us get in front or our target markets.

Research and Development.

     During the fiscal year ended December 31, 2004, the Company engaged in research and development activities, including the development of online games and broadband delivery of our rental inventory. The portion of our operating costs that is allocable to research and development is immaterial.

Strategy and Implementation Summary.

     In order to successfully implement our business plan, we must:

     - emphasize service and support;

     - differentiate ourselves from the competition;

     - establish our service offering as a clear and viable alternative to time period rentals;

     - build a relationship-oriented business;

     - become subscribers' video game rental site of choice; and

     - ensure that all orders are delivered timely and accurately.

Employees.

     The Company currently has thirteen employees and two paid consultants. Our employees and consultants operate in the following areas:

     - purchasing (1 Employee)

     - sales & marketing (1 Consultant)

     - affiliate program (1 Consultant)

     - general business operations and management (11 Employees)

     - website operations (1 Employee)

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - the ongoing global economic uncertainty, coupled with war or the threat of war;

     - risks associated with possible disruption in our operations due to terrorism;

     - future regulatory actions and conditions in our operating areas;
       and

     - other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     The Company's officers and directors currently own common stock equal to approximately 18% of the outstanding shares of our common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. In addition, all decisions with respect to the management of the Company will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company.

     Therefore, the success of the Company, to a large extent, will depend on the quality of our directors and officers. Accordingly, no person should invest in the Company unless he or she is willing to entrust all aspects of the management of the Company to the officers and directors.

(b)  Our Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in our earnings or fluctuations in our operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

(c)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently owns approximately $305,000 in fixed assets and $512,000 ($869,000 less amortization $357,000) of DVD and video games inventory. Our corporate office is located in Franklin, Kentucky at the president's home-based office. We do not pay rent for
these facilities.   Our distribution centers are located at:
California:	308 West 5th Street, Holtville, California; five year
lease, with a rent of $1,200 per month for a 1,600 square foot space.

Kentucky: 130 West Kentucky Ave, Franklin, Kentucky; five year lease, with a rent of $3,150 per month for a 4,200 square foot space.

Colorado: 18234 Road 24, Sterling, Colorado; one year lease, with a rent of $2,000 per month for a 1,000 square foot space.

     Management believes that the office and distribution spaces are currently adequate for the needs of the Company. The Company is planning to open a distribution center in Pennsylvania in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. There are no material legal proceedings to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's common stock began trading on the Over the Counter Bulletin Board under the symbol "SYCD". With the change in our name to "Point Group Holdings, Incorporated", the symbol changed to "PGHI" on December 13, 2002. The symbol was changed to "GZFX" effective on February 6, 2004 with the change in the name of the Company to "GameZnFlix, Inc." The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  0.034     0.013
Quarter Ended September 30, 2004                 0.110     0.025
Quarter Ended June 30, 2004                      0.165     0.091
Quarter Ended March 31, 2004                     0.162     0.040

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.043     0.003
Quarter Ended September 30, 2003                 0.007     0.001
Quarter Ended June 30, 2003                      0.01      0.0001
Quarter Ended March 31, 2003 (1)                 0.0001    0.0001

(1)  The shares traded on only 11 days during this quarter.

Holders of Common Equity.

     As of March 28, 2005, the Company had approximately 310 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2004 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     On December 31, 2004, the Company issued options covering a total of 20,000,000 shares of common stock under our Stock Incentive Plan to five employees of the Company, including our chief executive officer, our president, and our chief financial officer. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of two years after the grant at $0.007 per share.

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

Overview.

     The Company, through its website www.gameznflix.com, is an online
DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. We offer subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale. Our standard subscription plan of $17.25 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our website which are then sent via U.S mail with a prepaid return mailer. Our service is an alternative to store- based video game rentals as we offer a high level of customer service, quality titles, and superior product availability.

     In March 2004, we launched our website,
http://www.gameznflix.com, however, did not fully commence our operations in the online DVD and video game rental until September 2004. In conjunction with the website launch, we also launched a national television ad campaign designed to create awareness among our target consumers and to generate traffic to the website.

     We believe that our planned growth and profitability will depend in large part on our ability to promote our services, gain subscribers and expand our relationship with current subscribers. Accordingly, we intends to focus our attention and investment of resources in marketing, strategic partnerships and development of our subscriber base. If we are not successful in promoting our services and expanding our subscriber base, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

Results of Operations.

     Since our DVD and video game rentals operations did not commence until fiscal year 2004, which is our business focus, and fiscal year 2003 entailed operational activities unrelated to our current focus, comparative results with 2003 are not presented since it would not be considered meaningful. Accordingly, discussions of our results of operations will focus on the DVD and video game rental activities in fiscal year 2004.

(a)  Revenues.

     The Company reported gross revenues of $287,117 for the year ended December 31, 2004 of which substantially all of our gross revenues were derived from monthly subscription fees. Gross revenues reflect activities primarily from September 2004 through December 2004 since we did not fully commence our DVD and video game rental activities until September 2004. During the course of those months, our subscriber base averages approximately 3,000 subscribers per month. We continue to focus on growing our subscriber base through marketing and affiliate partnership program whereby a referral fee is paid for each new subscriber signed. Since our DVD and video games rental activities are limited, we are unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter derived by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once we have more operational activity history, management will use churn as a measure to evaluate whether we are obtaining new subscribers while retaining our existing subscribers in accordance to our business plans.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $188,415 for the year ended December 31, 2004. The cost of revenues in 2004, primarily were attributable to fulfillment expenses and mail delivery. We anticipate these two expenses to continue to comprise a significant portion of our overall cost of revenues. In March 2005, the Company changed its fulfillment services from an external provider to internally providing such services. We believe we can reduce the overall percentage of fulfillment expense in relation to gross revenues and better maintaining overall fulfillment services.

(c)  Advertising.

     The Company reported advertising expenses of $3,044,100 for the year ended December 31, 2004. Such advertising consisted of a national television and radio advertising campaign designed to create awareness among our target consumers and to generate traffic to the website, and this expense approximated $2,702,000. We do not anticipate continuing this level of television advertising and believe our advertising expenses in the next twelve months should decrease as compared to fiscal year 2004.

(d)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of $2,137,428 for the year ended December 31, 2004. Selling, general and administrative expenses comprised primarily of impairment charge of approximately $762,000 related to assets in our subsidiary, Naturally Safe Technology, Inc., payroll and contract service expenses of approximately $398,000, stock option expenses related to non-employees of approximately $267,000 and internet connectivity charges of approximately $154,000. We do not anticipate any recurring impairment charges in the future.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of $4,353,911 for the year ended December 31, 2004. These consulting and professional fees were primarily related to hiring of business consultants to develop our business model for the launching of the DVD and video game rental business that approximate 88% of overall consulting and professional fees. We do not anticipate in having such a high level of consulting and professional fees in the future and believe that 80% of such fees will not recur in the next twelve months.

(f)  Net Loss.

     The Company reported a net loss of $9,717,301 for the year ended December 31, 2004 as result of the foregoing factors mentioned above. We anticipate having a recurring net loss for the next six to eight months in 2005.

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

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, we intend to invest in marketing, strategic partnerships, and development of our customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

     The Company is also subject to the following specific factors that may affect our operations:

(a)  Ability to Attract and Retain Subscribers.

     The Company must continue to attract and retain subscribers. To succeed, we must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Company's ability to attract and retain subscribers will depend in part on its ability to consistently provide its subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the Company introduces new services that are not favorably received by them, we may not be able to attract or retain subscribers. If the efforts to satisfy its existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

     The Company must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. The Company must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many of subscribers cancel the Company's service, or if the Company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, we may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and eight titles at a time. With the Company's use of three shipping centers and the associated software and procedural upgrades, we have reduced the transit time of DVD's and games. As a result, our subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company established additional planned shipping centers or further refines its distribution process, it may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond the Company's control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The Company may not be able to continue to support the marketing of its service by current means if such activities are no longer available or are adverse to its business. In addition, the Company may be foreclosed from certain channels due to competitive reasons.
If companies that currently promote the Company's service decide to enter its business or a similar business, we may no longer be given access to such channels. If the available marketing channels are curtailed, the ability to attract new subscribers may be affected adversely.

     The GameZnFlix brand is young, and the Company must continue to build strong brand identity. To succeed, we must continue to attract and retain a number of owners of DVD and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to its service through its website. The Company may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Company believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If our efforts to promote and maintain its brand are not successful, our operating results and ability to attract and retain subscribers will be affected adversely.

(b)  Selection of Certain Titles by Subscribers.

     Certain titles cost the Company more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

(c)  Mix of Acquisition Sources May Affect Subscriber Levels.

     The Company utilizes a mix of incentive-based and fixed-cost marketing programs to promote its service to potential new subscribers. We obtain a portion of its new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While the Company opportunistically adjusts its mix of incentive-based and fixed-cost marketing programs, it attempts to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, the Company has been able to manage its acquisition cost per subscriber; however, if we are unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase.

(d)  Competition.

     The market for on-line rental of DVD's and games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom we have relationships could develop products or services, which compete with the Company's products or services. Also, some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than we do. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, we believe that we must, among other things, invest resources in developing new products, improving its current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(e)  Potential Delivery Issues Could Result in the Loss of
Subscribers.

     The Company relies exclusively on the U.S. Postal Service to deliver DVD's and games from its shipping centers and to return DVD's and games from subscribers. We are subject to risks associated with using the public mail system to meet its shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Company's DVD's and games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or the company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase the company's cost of acquiring titles.

(f)  Limitations on Liability and Indemnification.

     The Company's bylaws include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(g)  Adjustable Conversion Price Feature of Debentures May Could
Require the Issuance of Greater Number of Shares.

     The Company's obligation to issue shares upon conversion of the convertible debentures to Golden Gate Investors, Inc. (see Liquidity and Capital Resources, below) is essentially limitless. The following is an example of the amount of shares of GameZnFlix common stock that are issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of January 12, 2005 of $0.02:





                                         Number                      %
% Below         Price Per            With Discount                of Shares          Outstanding
Market            Share                 at 18%                    Issuable              Stock
25%              $0.015              $0.012                       1,360,000,000        67.76%

50%              $0.010              $0.008                       2,047,500,000        75.98%

75%              $0.005              $0.004                       4,110,000,000        86.40%


     As illustrated, the number of shares of common stock issuable upon conversion of the convertible debentures will increase if the market price of the stock declines, which will cause dilution to the existing stockholders.

(h)  Adjustable Conversion Price Feature of Debentures May Encourage
Short Sales.

     The convertible debentures issued to Golden Gate Investors, Inc. are convertible into shares of Company common stock at an 18% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(i)  Issuance of Shares upon Conversion of Debentures and Exercise of Warrants.

     The issuance of shares upon conversion of the convertible debentures issued to Golden Gate Investors, Inc. and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert their convertible debentures and/or exercise its warrants if such conversion or exercise would cause them to own more than 9.9% of Company outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which may have the effect of further diluting the proportionate equity interest and voting power of holders of the common stock.

(j) If Stock Price Declines, the Company May Be Required to File A Subsequent Registration.

     Based on the Company's current market price and the potential decrease in its market price as a result of the issuance of shares upon conversion of the convertible debentures issued to Golden Gate Investors, Inc., the Company has made a good faith estimate as to the amount of shares of common stock that it is required to register and allocate for conversion of the convertible debentures. In the event that the Company's stock price decreases, the shares of common stock the company has allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If our shares allocated to the registration statement are not adequate and the company is required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

(k)  Repayment of Debentures, If Required, Would Deplete Available Capital.

     The convertible debentures issued to Golden Gate Investors, Inc, are due and payable, with 4_% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible debentures. If Company is required to repay the convertible debentures, we would be required to use its limited working capital and/or raise additional funds. If Company were unable to repay the debentures when required, the debenture holders could commence legal action against the company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $3,102,688 for the year ended December 31, 2004 compared to $20,207 for the year ended December 31, 2003, an increase of $3,082,481. This increase is attributed to many changes from year to year, including the payment of stock based compensation.
Investing Activities.

     Net cash used in investing activities increased to $309,691 during the year ended December 31, 2004 as compared to $38,052 during the year ended December 31, 2003 as a result of the purchase of fixed assets.

Liquidity and Capital Resources.

     As of December 31, 2004, the Company had total current assets of $564,345 and total current liabilities of $1,214,309, resulting in a working capital deficit of $649,964; as of that date, the Company had cash of $63,295. During the years ended December 31, 2004 and 2003, the Company incurred losses of $9,717,301 and $228,270, respectively, and the Company has an accumulated deficit of $18,503,134 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, we will need to continue raising capital through either debt or equity instruments. We believe we will need to raise at least $5,000,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company through to the end of 2005. Recent financing activities:

     we commenced a private placement on November 29, 2003 and sold 17,545,979 shares of common stock from that date to September 1, 2004 for a total consideration of approximately $619,000.

     we commenced a private placement on September 24, 2004 and sold 1,443,990 shares of common stock from that date to October 31, 2004 for a total consideration of approximately $22,000.

     from February 18, 2004 to August 31, 2004, options covering approximately 67,042,000 shares of common stock were exercised
(average of $0.041 per share) into free trading stock under our Stock Incentive Plan, resulting in proceeds to us of approximately $2,764,000.

     In addition to the above, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 15,000,000 shares of our common stock (see Exhibits
4.20 to 4.24). This summary relates to the resale of the common stock underlying these convertible debentures and warrants. The investor provided us with an aggregate of $150,000 as follows:

     $100,000 was disbursed to us on November 11, 2004; and

     $50,000 has been retained for services provided to our company by various professionals, which shall be disbursed upon effectiveness of the Form SB-2 registration statement;

     The debentures bear interest at 4 3/4%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.015, we will have the option to prepay the debenture at 150% rather than have the debenture converted. If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.

     The selling stockholder has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock.

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) Impairment of long-lived assets; (c) DVDs and video games library; (d) revenue recognition and cost of revenue; and (e) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires our company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Impairment of Long-Lived Assets.

     Long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the years presented.

(c)  DVDs and Video Games Library.

     DVDs and video games are recorded at historical cost and depreciated using the straight-line method over a twenty-four month period. The Company has no immediate plans to have any part of its DVDs and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVDs and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

     Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVDs and video games. This loss is shown in the cost of sales section of the Income Statement. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

(d)  Revenue Recognition and Cost of Revenue.

     Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVDs and video games are recorded upon shipment.

     Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVDs and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVDs sold and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue share agreements.

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

(e)  Non-Cash Compensation Valuation.

     The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in our statement of operations.

Forward Looking Statements.

     Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to market fluctuations and our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and principal (chief) financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

     (a) In March 2005, the Company cancelled its relationship with its fulfillment provider (National Fulfillment, Inc.) and has brought such operations in internally.

     (b) On January 28, 2005, the Company adopted Amendment No. 6 to its Non-Employee Directors and Consultants Retainer Stock Plan, which increased the number of authorized shares under this plan by 100,000,000 to 375,000,000. Also, on that date, the Company adopted Amendment No. 2 to its Stock Incentive Plan, which increased the number of authorized shares under this plan by 75,000,000 to 200,000,000. The additional shares under both plans were registered under a Form S-8 POS filed with the SEC on February 2, 2005.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

     Effective on September 30, 2004, Gary Hohman joined the Company to serve as its president in place of John Fleming. On December 27, 2004, I. Matt Sawaqed resigned as a director of the company in order to focus his attention on other businesses in which he is involved. On that date, Mr. Hohman, was appointed to our board of directors.

     On February 3, 2005, Mr. Hohman resigned as president and a director of the Company in order to take the position of president of the Company's subsidiary, GameZnFlix Racing and Merchandising, Inc. (formerly known as AmCorp Group, Inc.); he subsequently resigned that position. On that date, Donald Gallent was promoted to president of the Company to replace Mr. Hohman; he was also appointed as a director of the Company

John Fleming, Chief Executive Officer/Secretary/Director.

     Mr. Fleming, age 55, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years (before joining GameZnFlix in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

Donald N. Gallent, President/Director.

     Mr. Gallent, age 32, has been working for the Company since early August 2004, first as consultant and then in December 2004 becoming a full time employee as vice president of web operations prior to his appointment as president. Prior to joining the Company, Mr. Gallent was the owner of Fourthturn Collective of Nashville, Tennessee, an eBusiness strategy and development firm, from October 2001 to November 2004. From March 2000 to October 2001, he worked for XOR, Inc., an eBusiness strategist and account manager. From June 1997 to March 2000, Mr. Gallent served as general manager and vice president of Thinktivity Interactive/Frank Best & Ingram. Mr. Gallent has not entered into any employment agreement with the company as this time.

Arthur DeJoya, Chief Financial Officer.

     Mr. DeJoya, age 39, has over 12 years of experience in both public and private accounting mainly working with publicly traded companies. Mr. DeJoya's experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies. His experience in public accounting was partner-in-charge of the audit practice for L.L. Bradford & Company, LLC (the 8th largest accounting firm in the Las Vegas area) for approximately 5 years, ending in April 2003; from that date to the present, he has worked as an independent accountant. Prior to L.L. Bradford & Company, LLC, Mr. DeJoya was employed with KPMG LLP working many large publicly traded companies.

     Mr. DeJoya received his B.S. and B.A. degrees from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada, and is a registered accountant with the Public Company Accounting Oversight Board. He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Mark Crist, Director.

     Mr. Crist, 46, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2004, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: (a) a Form 3 to report the appointment of Mr. DeJoya as chief financial officer of the Company; (b) a Form 3 to report the appointment of Mr. Gallent as president and a director of the Company; (c) Form 4's of Mr. Crist to report the sales of common stock on February 12, 2004 and March 31, 2004; (d) a Form 4 of Mr. Fleming to report the gift of common stock on May 28, 2004; (e) Form 4's of Mr. Sawaqed to report the sales of common stock on August 5, 2004, August 16, 2004, and August 25, 2004; (f) Form 4's covering the issuance of options on December 31, 2004 to Messrs. Fleming, Gallent, and DeJoya; and (g) Form 5's for Messrs. Fleming, Gallent, and DeJoya covering the Form 4 transactions in December 2004 that were not reported (these form are in the process of being completed for filing with the SEC). All such reports have been prepared and filed with the SEC. Other than this, the Company is unaware of any other required reports that were not timely filed.

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

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to our Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 and for the two prior years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
John Fleming,  2004     $115,369   -       -               -          5,000,000        -         -
CEO (1)        2003         -      -       -               -              -            -         -
               2002         -      -       -              $100,000        -            -         -

Gary Borglund,
former
president (2)  2002         -      -       -               -              -            -          -

Gary Fox,
former
president (3)  2002         -      -       -               -              -            -          -


(1)  Mr. Fleming was appointed CEO and a director on September 12, 2002.

(2) Mr. Borglund was appointed president on January 21, 2002 and resigned on September 12, 2002.

(3) Mr. Fox was appointed president on April 28, 2001 and resigned on January 21, 2002.

(4) This consists of an option covering 5,000,000 shares of common stock, exercisable for two years from the date of grant (December 31, 2004) at $0.007 per share. This option has an intrinsic value of $35,000.

     Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Contracts.

     There are no employment contracts between the Company and its officers and directors.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2004 provided for or contributed to by the Company.

     (b) Other than as follows, no remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director. (1) On July 1, 2001, we adopted a Non-Employees Directors and Consultants Retainer Stock Plan (see description under
Item 11, below); and (2) on April 25, 2003, we adopted a Stock Incentive Plan (see description under Item 11, below). The Company may pay compensation to officers and directors in the future under one or both of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of the March 28, 2005 (771,801,665 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of Class    Name and Address of               Amount of      Percent of
                    Beneficial Owner                Beneficial       Class
                                                    Ownership (1)

Common Stock      John Fleming                      126,400,000 (2)    16.27%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Donald N. Gallent                  25,000,000 (3)     3.22%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Arthur DeJoya                       5,000,000 (4)     0.64%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Mark Crist                                  0         0.00%
                  1535 Blackjack Road
                  Franklin, Kentucky 42134

Common Stock      Shares of all directors and       156,400,000        18.32%
                  executive officers
                  as a group (4 persons)

(1) Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 771,801,665 shares issued and outstanding on March 28, 2005 divided by the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2)  	Included within this amount is an option covering 5,000,000
shares of common stock, exercisable for two years from the date of grant (December 31, 2004) at $0.007 per share.

(3) Included within this amount is an option covering 5,000,000 shares of common stock, exercisable for two years from the date of grant (December 31, 2004) at $0.007 per share.

(4) This amount consists of an option covering 5,000,000 shares of common stock, exercisable for two years from the date of grant
(December 31, 2004) at $0.007 per share.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans (neither of which has been approved by our shareholders):

     (a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 5 to this plan on May 20, 2004). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering our business and by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of common stock. As December 31, 2004, all 275,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC; 69,734,849 shares were issued during fiscal year 2004. As of December 31, 2004, there were no shares of common stock remaining to be issued under this plan.

(b)  Stock Incentive Plan.

     On April 25, 2003, the Company adopted a Stock Incentive Plan
(the Company amended this plan on August 23, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase our common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 125,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. During 2003, the Company granted options for 25,000,000 shares to two individuals (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise) to which all were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three individuals
(at an exercise price equal to 50% of the market price on the date of exercise) to which all were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight individuals
(at an exercise price equal to 50% of the market price on the date of exercise) to which none of these options were exercised in 2004. As of December 31, 2004, 27,957,706 shares of common stock remain to be issued under this plan, and options covering 67,042,294 shares have been exercised and options covering 30,000,000 shares remained unexercised.



                                    Equity Compensation Plan Information
                                            September 30, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 ssued upon             Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     Director's and
                                                                              Consultant's Plan:
                                                                              0 shares; Stock
                                                                              Incentive Plan:
                                                                              27,957,706 shares

Total                           0                       0                     Director's and
                                                                              Consultant's Stock
                                                                              Plan: 0 shares; stock
                                                                              Incentive Plan:
                                                                              27,957,706 shares


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

     (a) On March 13, 2003, the Company issued 1,200,000 restricted shares of common stock to Mr. Sawaqed as compensation for their work for the company in 2002.

     (b)  On March 17, 2003, the Company issued 100,000,000 and
1,000,000 restricted shares of common stock , respectively, to Mr. Fleming and Mr. Crist as compensation for their work for the company in 2002.

     (c) The Company's corporate office is located in Franklin, Kentucky at the president's home-based office (which is provided to the company without cost).

     (d) On October 1, 2004, the Company entered into an Employment Agreement with Mr. Hohman. Under this agreement, which had a term of three years, Mr. Hohman was to receive a salary of $120,000 per year.
He was also to receive additional compensation, including full health insurance for him and his family, four weeks per year paid vacation time, and stock options, at the discretion of the Registrant's board of directors. See Exhibit 10. However, Mr. Hohman was recently resigned as president of the Company's subsidiary, GameZnFlix Racing and Merchandising, Inc.; therefore, this agreement is no longer in force.

     (e) On December 31, 2004, the Company issued options covering a total of 20,000,000 shares of common stock under our Stock Incentive Plan to five employees of the Company, including our chief executive officer, our president, and our chief financial officer, for services rendered to the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of two years after the grant at $0.007 per share.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Smith & Company and Beckstead and Watts, LLP (collectively, "Accountants") for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004: $39,217 (Smith & Company); 2003: $20,000 (Smith & Company); and 2003: $22,000
(Beckstead and Watts, LLP)

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

Audit Committee.

     The Company's audit committee consists of John Fleming and Arthur DeJoya, neither of which is an independent director. The audit committee has not adopted a written charter. Mr. DeJoya has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.


Dated: March 30, 2005                  By: /s/ John Fleming
                                       John Fleming, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                    Title                          Date

/s/  John Fleming     Chief Executive                     March 30, 2005
John Fleming          Officer/Secretary/Director

/s/  Donald N. Gallent President/Director                 March 30, 2005
Donald N. Gallent

/s/  Arthur DeJoya     Chief Financial Officer            March 30, 2005
Arthur DeJoya          (principal financial and
                       accounting officer)

/s/  Mark Crist        Director                           March 30, 2005
Mark Crist

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheet of GameZnFlix, Inc. and Subsidiaries (a Nevada corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameZnFlix, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit of $18,503,134 at December 31, 2004, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/  Smith & Company
Certified Public Accountants
Salt Lake City, Utah
March 28, 2005


                                  GAMEZNFLIX, INC.
                            CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004

                                    ASSETS
Current assets
Cash                                                              $     63,295
Accounts receivable                                                     68,244
Inventory                                                              145,366
Prepaid expenses                                                       225,020
Other assets                                                            62,420
Total current assets                                                   564,345

DVDs and video games library, net                                      367,005
Fixed assets, net                                                      305,671
Other assets                                                           117,065

Total assets                                                         1,354,086

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                       524,856
Accrued expenses                                                       278,083
Notes payable                                                           50,729
Notes payable - related parties                                        210,641
Customer deposits                                                           --
Convertible debenture                                                  150,000
Total current liabilities                                            1,214,309

Long-term liabilities                                                       --

Total liabilities                                                    1,214,309

Commitments and contingencies                                               --

Stockholders' deficit
Common stock, $0.001 par value; 2,000,000,000
    shares authorized, 647,201,655 shares
    issued and outstanding                                             647,202

Additional paid-in capital                                          18,111,258
Stock subscriptions receivable                                        (115,549)
Accumulated deficit                                                (18,503,134)
Total stockholders' deficit                                            139,777

Total liabilities and stockholders' deficit                          1,354,086

See accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Year         For the Year
                                                       Ended                Ended
                                                  December 31, 2004    December 31, 2003
Revenues                                          $      287,117       $      143,421
Cost of revenues                                         188,415               15,976
Gross profit                                              98,702              127,445

Operating expenses
Advertising                                            3,044,100               21,411
Consulting and professional fees                       4,353,911            1,055,314
Depreciation and amortization                            372,842               33,016
Selling, general and administrative                    2,137,428              203,514
Total operating expenses                               9,908,281            1,313,255

Loss from operations                                  (9,809,579)          (1,185,810)

Other income (expense)
Gain on extinguishments of debt                                -              962,620
Interest expense                                          (2,643)             (21,161)
Interest income                                              916                    2
Other income                                              94,005               16,079
Total other income (expense)                              92,278              957,540

Loss before provision for income taxes                (9,717,301)            (228,270)

Provision for income taxes                                    --                   --

Net loss                                              (9,717,301)            (228,270)

Loss per common share - basic and diluted                  (0.02)               (0.00)

Weighted average common shares outstanding -
basic and diluted                                    583,437,443           332,124,803


See accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                           Add'l       Stock      Prepaid Fees   Accumulated     Total
                       Common Stock       Paid-in   Subscription    Paid with      Deficit   Stockholders'
                     Shares     Amount    Capital    Receivable   Common Stock                  Deficit
Balance,
December 31, 2002   283,571,449 $ 283,571  $ 6,781,732 $      --   $        --    $(8,557,563) $(1,492,260)

Issuance of stock
for legal and
consulting services 139,395,167  139,395       810,589        --            --             --       949,984

Issuance of stock
related to
acquired business    14,000,000   14,000       (13,766)       --            --             --           234

Issuance of stock
related to
prepaid fees         37,500,000   37,500       900,000        --      (937,500)            --            --

Issuance of stock
through private
placement,
weighted average
price of
$0.015 per share      7,007,595    7,008        95,492        --           --              --       102,500

Net loss                     --       --            --        --           --        (228,270)    (228,270)

Balance,
December 31, 2003   481,474,211  481,474     8,574,047        --     (937,500)     (8,785,833)    (667,812)

Prepaid fees
expensed during
the year                     --       --            --        --      937,500              --      937,500

Issuance of stock
related to
satisfaction of debt    600,000      600        30,425        --           --              --       31,025

Issuance of stock
for legal and
consulting services  79,803,524   79,805     6,076,692        --           --              --    6,156,497

Issuance of stock
related to
exercise of options
and warrants         67,042,294   67,042     2,696,923  (115,549)          --              --    2,648,416

Issuance of stock
through private
placements,
weighted average
price of
$0.015 per share     18,281,636   18,282       610,503        --           --              --      628,785

Detachable warrant
and beneficial
conversion
feature related to
convertible
debenture                    --      --        122,667        --           --              --      122,667

Net loss                     --      --             --        --           --      (9,717,301)  (9,717,301)

Balance,
December 31, 2004   647,201,665  647,202    18,111,258  (115,549)          --     (18,503,134)     139,777


See accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    For the Year         For the Year
                                                       Ended                Ended
                                                  December 31, 2004    December 31, 2003
Cash flows from operating activities:
Net loss                                         $ (9,717,301)         $     (228,270)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock based compensation                            7,099,599                 949,984
Depreciation and amortization                         372,842                  33,016

Changes in operating assets and liabilities:
Change in accounts receivable                          (3,674)                (56,433)
Change in stock subscriptions receivable               20,000                 (20,000)
Change in DVDs and video games library               (690,863)                     --
Change in inventory                                  (145,366)                 21,221
Change in prepaid expenses                           (225,020)                     --
Change in other assets                                (54,401)                  3,589
Change in accounts payable and accrued liabilities    241,496                (723,314)

Net cash used in operating activities              (3,102,688)                (20,207)

Cash flows from investing activities:
Purchase of fixed assets                             (309,691)                (38,052)

Net cash used in investing activities                (309,691)                (38,052)

Cash flows from financing activities:
Principal payments on notes payable                    (4,975)                (81,421)
Proceeds from notes payable                           159,670                  58,428
Proceeds from issuance of common stock              3,277,201                 102,500

Net cash provided by financing activities           3,431,896                  79,507

Net change in cash                                     19,517                  21,248

Cash, beginning of period                              43,778                  22,530

Cash, end of period                                    63,295                  43,778

Supplemental disclosure of cash flow information:
Cash paid for interest                                    400                  21,161

Schedule of non-cash financing and
investing activities:
Issuance of common stock related
to prepaid fees                                            --                 937,500

Issuance of common stock for
business acquisition                                       --                     234

Issuance of common stock related to stock
subscription receivable                               115,549                      --

Issuance of common stock for satisfaction of debt      31,025                      --

Unamortized detachable warrant and
beneficial conversion
feature related to convertible debenture              117,065                      --


See accompanying Notes to Consolidated Financial Statements


                               GAMEZNFLIX, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2004 AND 2003

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

The Company was originally formed under the laws of the State of Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution, formed under the laws of the Commonwealth of Virginia on January 15, 1997. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. On April 12, 2002 the Company adopted an Agreement and Plan of Merger for the purpose of redomiciling the Company to the State of Nevada. The Company then discontinued its operations as Syconet.com, Inc. and changed its name to Point Group Holding, Incorporated effective November 21, 2002. On November 21, 2003, the Company changed its name to GameZnFlix, Inc.

Nature of Business.

The Company provides online movie (also referred to as "DVD") and video game rentals to subscribers through its internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online movie and video game rental industry. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky and its movie and games rental shipping facilities in California and Kentucky.

Basis of Presentation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that include Veegeez.com, LLC, Naturally Safe Technologies, Inc., and GameZnFlix Racing and Merchandising, Inc. (formerly known as AmCorp Group, Inc.) All intercompany balances and transactions have been eliminated.

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

Reclassifications.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments.

The fair value of the Company's cash, accounts receivable, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity.

Cash and Cash Equivalents.

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004.

Inventory.

Inventory consists of DVD and video game products for sale. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

Property, Plant, and Equipment.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally from three years to five years, and forty years for a building.

Impairment of Long-Lived Assets.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and recorded an impairment charges during fiscal year 2004 related to certain assets in its subsidiary Naturally Safe Technologies, Inc which has been reflected within selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2004.

DVDs and Video Games Library.

DVDs and video games are recorded at historical cost and depreciated using the straight-line method over a twenty-four month period. The Company has no immediate plans to have any part of its DVDs and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVDs and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVDs and video games. This loss is shown in the cost of sales section of the Income Statement. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Revenue Recognition and Cost of Revenue.

Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVDs and video games are recorded upon shipment.

Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVDs and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVDs sold and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue share agreements.

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

Fulfillment Expenses.

Fulfillment expenses represent those costs incurred in operating and staffing the Company's fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company's DVDs and video games library.

Advertising Costs.

The Company expenses all costs of advertising as incurred.
Advertising costs for the years ended December 31, 2004 and 2003 were $3,044,100 and $21,411, respectively.

Income Taxes.

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

At December 31, 2004, the Company has net operating loss carry forwards totalling approximately $11,700,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive.

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

Stock-Based Compensation.

Up through December 31, 2004, the Company accounts for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Stock and options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Recent Pronouncements.

In September 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 04-08. "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company's operating results or financial position.

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of Accounting
Research Board No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June
15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company's operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on the Company's operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, "Accounting for Stock-based Compensation." This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

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

As of December 31, 2004, the Company had an accumulated deficit of $18,503,134. In addition, the Company had excess current liabilities over current assets of $649,964. The Company has a substantial need
for working capital.   These factors, among others, raise substantial
doubt about the Company's ability to continue as a going concern.

In 2004, the Company launched its website, http://www.gameznflix.com, and began fully operating in the online DVD and video game rental industry in the latter part of 2004. The Company will continue to focus on expanding its subscriber base and implement certain strategic plans. A part of this strategic plan includes raising working capital through either debt or equity instruments within the next twelve months.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan as set forth above. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  DVDS AND VIDEO GAMES LIBRARY

DVDs and video games library as of December 31, 2004 consisted of the following:

DVDs and video games library                       $  724,221
Less accumulated amortization                        (357,216)
DVDs and video games library, net                  $  367,005

NOTE 4  OTHER ASSETS

Other assets classified as current assets totalling $62,420 as of December 31, 2004, consist of deposits with certain vendors that will be returned to the Company within twelve months. Other assets classified as non-current assets totalling $117,065 as of December 31, 2004, consist of unamortized discount related to the convertible debenture as further discussed in Note 6.

NOTE 5  FIXED ASSETS

Fixed assets as of December 31, 2004 consisted of the following:

Computers and software                            $   64,008
Furniture and fixtures                                   990
Automobiles                                           46,500
Office building                                      204,194
                                                     315,692
Less accumulated depreciation                        (10,021)
Fixed assets, net                                 $  305,671

NOTE 6  NOTES PAYABLE

Notes payable as of December 31, 2004 consisted of the following:

Promissory note payable to a consulting firm;
due on demand, unsecured and bears no interest            $    35,000

Promissory note payable to a consulting firm;
due on demand, unsecured and bears no interest                 15,729

                                                          $    50,729

NOTE 7  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties as of December 31, 2004 consisted of the following:

Promissory note payable to an investor, due on
demand (past due maturity and in default),
secured by assets of NSTI, bears no interest              $   175,000

Promissory note payable to a consulting firm
owned by the Company's chief executive
officer's son, due on demand, unsecured and
bears an interest rate of 10%                                  27,641

Promissory note payable to an investor, due on
demand, unsecured and bears no interest                         8,000

                                                          $   210,641

NOTE 8  CONVERTIBLE DEBENTURE

As of December 31, 2004, a convertible debenture totaling $150,000 matures November 2007, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price shall be based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to warrants to purchase 15,000,000 shares of common stock at an exercise price of $1.09 per share. In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $44,870 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 207%. The face amount of the debt of $150,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $105,130 and $44,870, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which attributed to $27,333 and $77,797, respectively. The combined total discount is $122,667, which is being amortized over the term of the convertible debt. For the year ended December 31, 2004, the Company has amortized a total of $5,602.

NOTE 9  GAIN FROM EXTINGUISHMENT OF DEBT

In January 2003, note holders forgave the Company's debts and interest accrued in the amount of $268,132.

In May 2003, the Company ceased operation of Prima International, LLC, one of its wholly owned subsidiaries. The loan payable to Prima of $6,300 was forgiven and the Company recognized a gain from forgiveness of debt of $6,300.

In December 2003, management determined that accrued payables in the amount of $688,188, relating to activities prior to Syconet's merger with the Company, are of questionable validity. No demands have been made of current management or the prior management group, and the Company's records do not provide sufficient information to confirm any amounts due. The amount has been credited to gain on extinguishment of debt as of December 31, 2003.

NOTE 10  STOCK COMPENSATION PLANS

On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 5 to this plan on May 20, 2004). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering its business and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. As December 31, 2004, all 275,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the Securities and Exchange Commission; 69,734,849 shares were issued during fiscal year 2004. As of December 31, 2004, there were no shares of common stock remaining to be issued under this plan.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the Company amended this plan on August 23, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 125,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the Securities and Exchange Commission. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. During 2003, the Company granted options for 25,000,000 shares to two individuals (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise) to which all were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three individuals (at an exercise price equal to 50% of the market price on the date of exercise) to which all were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight individuals (at an exercise price equal to 50% of the market price on the date of exercise) to which none of these options were exercised in 2004. As of December 31, 2004, 27,957,706 shares of common stock remain to be issued under this plan, and options covering 67,042,294 shares have been exercised and options covering 30,000,000 shares remained unexercised.

On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 6 to this plan on January 28, 2005). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 375,000,000 shares of common stock authorized under this plan have been registered as a result of a various Form S-8's filed with the Securities and Exchange Commission. As of December 31, 2004, 103,500,000 shares of common stock remain to be issued under this plan.

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

NOTE 11  SUBSEQUENT EVENTS

(a) In March 2005, the Company cancelled its relationship with its fulfillment provider (National Fulfillment, Inc.) and has brought such operations in internally.

(b) On January 28, 2005, the Company adopted Amendment No. 6 to its Non-Employee Directors and Consultants Retainer Stock Plan, which increased the number of authorized shares under this plan by 100,000,000 to 375,000,000. Also, on that date, the Company adopted Amendment No. 2 to its Stock Incentive Plan, which increased the number of authorized shares under this plan by 75,000,000 to 200,000,000. The additional shares under both plans were registered under a Form S-8 POS filed with the Securities and Exchange Commission on February 2, 2005. Amended and Restated Stock Incentive Plan (Amendment No. 2), dated January 28, 2005 (filed herewith).

                               EXHIBIT INDEX

Number             Description

2.1      Agreement and Plan of Merger between GameZnFlix and
         Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on April 15, 2003).

2.2 Acquisition Agreement between GameZnFlix and shareholders of AmCorp Group, Inc., dated September 13, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 23, 2002).

2.3 Acquisition Agreement between GameZnFlix and shareholders of Naturally Safe Technologies, Inc., dated October 31, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 13, 2002).

2.4 Acquisition Agreement between GameZnFlix and shareholders of Veegeez.com, LLC, dated September 25, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 9, 2003).

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

3.6 Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 21, 2004)

3.7 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

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

4.10 Consulting Services Agreement between GameZnFlix and Richard Nuthmann, dated July 11, 2001 (incorporated by reference to
         Exhibit 4.2 of the Form S-8 filed on February 6, 2002).

4.11 Consulting Services Agreement between GameZnFlix and Gary Borglund, dated July 11, 2001 (incorporated by reference to
         Exhibit 4.3 of the Form S-8 filed on February 6, 2002).

4.12 Consulting Services Agreement between GameZnFlix and Richard Epstein, dated July 11, 2001 (incorporated by reference to
         Exhibit 4.4 of the Form S-8 filed on February 6, 2002).

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

4.20 Securities Purchase Agreement between GameZnFlix and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 30, 2004).

4.21 Warrant to Purchase Common Stock issued by GameZnFlix in favor of Golden Gate Investors, Inc., dated November 11,
         2004 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on November 30, 2004).

4.22 Registration Rights Agreement between GameZnFlix and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on November 30, 2004).

4.23 Addendum to Convertible Debenture and Securities Purchase Agreement between GameZnFlix and Golden Gate Investors, Inc., dated November 17, 2004 (incorporated by reference to
         Exhibit 4.4 of the Form 8-K filed on November 30, 2004).

4.24 Addendum to Convertible Debenture and Securities Purchase Agreement between GameZnFlix and Golden Gate Investors, Inc., dated December 17, 2004 (incorporated by reference to
         Exhibit 4.5 of the Form 8-K/A filed on January 18, 2005).

10 Employment Agreement between GameZnFlix and Gary Hohman, dated October 1, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 8, 2004).

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

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21      Subsidiaries of GameZnFlix (filed herewith).

23 Consent of Smith & Company, independent auditors (filed herewith).

31.1    Rule 13a-14(a)/15d-14(a) Certification of John Fleming
        (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of Arthur DeJoya
        (filed herewith).

32      Section 1350 Certification of John Fleming and Arthur DeJoya
        (filed herewith).

99.1    Patent issued to Donald V. Duffy, Jr., dated October 17,
        2000 (incorporated by reference to Exhibit 99.2 of the Form 10-KSB filed on April 15, 2003).

99.2 Text of Press Release Issued by GameZnFlix, dated September 30, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 8, 2004).

99.3 Text of Press Release Issued by GameZnFlix, dated February 4, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on February 7, 2005).