Form 10QSB
period 2005-03-31
GAMEZNFLIX INC
filed 2005-05-02
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

     As of March 31, 2005, the Registrant had 756,801,665 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF MARCH 31, 2005                                     3

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS (UNAUDITED) FOR
                  THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                        5

                  CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (UNAUDITED) FOR
                  THE THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                        6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)   7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS           10

         ITEM 3.  CONTROLS AND PROCEDURES                                 22

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                       23

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                          23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                     23

         ITEM 5.  OTHER INFORMATION                                       23

         ITEM 6.  EXHIBITS                                                23

SIGNATURES                                                                24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                GAMEZNFLIX, INC.
                            CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                              $    77,657
Accounts receivable                                                    62,500
Inventory                                                              27,828
Prepaid expenses                                                      103,404
Other assets                                                           56,075
Total current assets                                                  327,464

DVD's and video games library, net                                    436,184
Fixed assets, net                                                     368,621
Other assets                                                               --

Total assets                                                        1,132,269

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                      203,198
Accrued expenses                                                      271,483
Notes payable                                                          37,161
Notes payable - related parties                                       258,370
Customer deposits                                                          --
Convertible debenture, net of unamortized debt
discounts of $106,983                                                  43,017

Total current liabilities                                             813,229

Long-term liabilities                                                      --

Total liabilities                                                     813,229

Commitments and contingencies                                              --

Stockholders' equity
Common stock; $0.001 par value; 2,000,000,000
   shares authorized, 756,801,665 issued and outstanding               56,802

Additional paid-in capital                                         19,333,258
Stock subscriptions receivable                                       (394,549)
Prepaid fees paid with common stock                                  (197,633)
Accumulated deficit                                               (19,178,838)

Total stockholders' equity                                            319,040

Total liabilities and stockholders' equity                          1,132,269

See Accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                            For the Three Months Ended     For the Three Months Ended
                                                  March 31, 2005                   March 31, 2004
Revenues                                          $     160,773                    $     30,434

Cost of revenues                                        138,261                           4,484

Gross profit                                             22,512                          25,950

Operating expenses
Selling, general and administrative                     279,098                         375,999
Amortization and depreciation                           221,343                           2,248
Consulting fees                                              --                       1,320,448
Professional fees                                       197,906                          78,067

Total operating expenses                                698,347                       1,776,762

Loss from operations                                   (675,835)                     (1,750,812)

Other income (expense)
Forgiveness of debt                                          --                              --
Interest expense                                             --                          (3,381)
Interest income                                             131                             362

                                                            131                          (3,019)

Loss before provision for income taxes                 (675,704)                     (1,753,831)

Provision for income taxes                                   --                              --

Net loss                                               (675,704)                     (1,753,831)

Basic loss per common share                               (0.00)                          (0.00)
Diluted loss per common share                             (0.00)                          (0.00)

Basic weighted average common shares outstanding    633,746,331                     516,461,430
</TABLE


See Accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                            For the Three Months Ended     For the Three Months Ended
                                                  March 31, 2005                   March 31, 2004
Cash flows from operating activities:
Net loss                                          $  (675,704)                     $   (1,753,831)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                               45,967                           1,188,022
Depreciation and amortization                         221,343                               2,248

Changes in operating assets and liabilities:
Change in accounts receivable                           5,744                                  --
Change in accounts receivable - employees                  --                               1,892
Change in stock subscription receivable                10,549                              20,000
Change in inventory                                        --                            (158,131)
Change in prepaid expenses                            121,616                             (20,000)
Change in other assets                                123,410                              (3,589)
Change in accounts payable                           (203,658)                             55,740)
Change in accrued expenses                             (6,600)                            258,758
Change in other liabilities                                --                                  --

Net cash provided used in operating activities       (357,333)                           (520,371)

Cash flows from investing activities:
Purchase of DVD's & games library                    (149,937)                                 --
Purchase of fixed assets                              (75,915)                                 --

Net cash used in investing activities                (225,852)                                 --

Cash flows from financing activities:
Payments on notes payable                                  --                              (4,800)
Payments on related party notes payable              (109,983)                                 --
Proceeds on notes payable                              27,079                                  --
Proceeds from related party notes payable                  --                              63,411
Proceeds from stock issuances                         680,451                             972,462

Net cash provided by investing activities             597,547                           1,031,073

Net change in cash and cash equivalents                14,362                             510,702

Cash, beginning of period                              63,295                              43,778

Cash, end of period                                    77,657                             554,480



See Accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2004.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

History - The Company provides online movie (also referred to as "DVD") and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky and its movie and games rental shipping facilities in California, Colorado, Kentucky, and Pennsylvania.

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of March 31, 2005, the Company had an accumulated deficit of approximately $19,179,000. In addition, the Company had excess current liabilities over current assets of approximately $486,000. The Company has a substantial need
for working capital.   These factors, among others, raise substantial
doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website.

In addition, the Company has generated over $680,000 in working capital during the first three months of 2005 through the issuance of common stock from options exercised.

As a result of these actions and estimates of revenues that will be generated from its online presence, management feels that there is sufficient evidence they will be able to generate any additional working capital needed to allow the Company to continue as a going concern.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

DVD's and video games library - DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD's and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD's and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD's and video games. This loss is shown in the cost of sales section of the accompanying consolidated statement of operations. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Inventory - Inventory consists of DVD and video game products for sale. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

Revenue recognition and cost of revenue - Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements.

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

3.  PREPAID FEES PAID WITH COMMON STOCK

For the three months ended March 31, 2005, the Company entered into various consulting agreements extending over a twelve-month period that were compensated through issuance of common stock. The Company issued a total of 15,800,000 of common stock related to these consulting agreements with total value of $216,000 based upon the fair value of such stock that will be expensed over the twelve-month term of such agreements. Accordingly, the Company has incurred approximately $18,000 in expenses during the three months ended March 31, 2005 related to these new consulting agreements. As a result, the Company's remaining prepaid consulting expenses as of March 31, 2005 totals $198,000.

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

Results of Operations.

     Since our DVD and video game rentals operations did not fully commence until late fiscal year 2004, which is our business focus, discussions regarding comparative results between the three months March 31, 2005 compared to March 31, 2004 may not always be meaningful. Accordingly, discussions related to revenue and cost of revenue will be limited to the current period.

(a)  Revenues.

     The Company reported gross revenues of $160,773 for the three months ended March 31, 2005 of which substantially all of our gross revenues were derived from monthly subscription fees. During the three months ended March 31, 2005, our subscriber base averaged approximately 3,800 subscribers per month. We continue to focus on growing our subscriber base through marketing and affiliate partnership program whereby a referral fee is paid for each new subscriber signed. Since our DVD and video games rental activities have a limited history, we are unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter derived by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once we have more operational activity history, management will use churn as a measure to evaluate whether we are obtaining new subscribers while retaining our existing subscribers in accordance to our business plans.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $138,261 for the three months ended March 31, 2005. The cost of revenues was primarily attributable to fulfillment expenses and mail delivery. We anticipate these two expenses to continue to comprise a significant portion of our overall cost of revenues. In March 2005, the Company changed its fulfillment services from an external provider to internally providing such services. We believe we can reduce the overall percentage of fulfillment expense in relation to gross revenues and better maintaining overall fulfillment services.

(c)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of $279,098 for the three months ended March 31, 2005 compared to $375,999 for the same period in prior year, an overall decrease of $96,901 or approximately 26%. Selling, general and administrative expenses comprised primarily of related payroll expenses of approximately $117,000, advertising expenses of approximately $35,000, certain repairs and maintenance expenses of approximately $22,000 that we do not anticipate as being a recurring expense, and Internet connectivity fees of approximately $19,000. We believe that the current level of selling, general and administrative expenses will tend to fluctuate by about 20% in the next twelve months.

(d)  Amortization and Depreciation Expenses.

     The Company reported amortization and depreciation expenses of $221,343 for the three months ended March 31, 2005 compared to $2,248 for the same period in prior year, an overall increase of $219,095. Amortization and depreciation expenses comprised mainly of amortization expense of approximately $198,000 related to our DVD and game library. The library is amortized over twelve months based on
the month of purchase of new additions to the library.     As our
overall DVD and game library increases in future periods, such increase will impact our amortization and depreciation expense.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of $197,906 for the three months ended March 31, 2005 compared to $1,398,515 for the same period in the prior year, an overall decrease of $1,200,609 or approximately 86%. Consulting and professional fees in 2004 were primarily related to hiring of business consultants to develop our business model for the launching of the DVD and video game rental business that approximate 88% of overall consulting and professional fees. Accordingly, we will continue to continue consulting and professional fees but not at such levels as in prior periods. We believe that the current level of consulting and professional fees will tend to fluctuate by about 25% in the next twelve months.

(f)  Net Loss.

     The Company reported a net loss of $675,704 for the three months ended March 31, 2005 as result of the foregoing factors mentioned above. We anticipate having a recurring net loss for the next eight months in 2005.

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

(g) Adjustable Conversion Price Feature of Debentures Could Require the Issuance of Greater Number of Shares.

     The Company's obligation to issue shares upon conversion of the convertible debentures to Golden Gate Investors, Inc. (see Liquidity and Capital Resources, below) is essentially limitless. The following is an example of the amount of shares of GameZnFlix common stock that are issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of April 26, 2005 of $0.01:

                                        Price        Number         % of
% Below       Price Per             With Discount   of Shares   Outstanding
Market          Share                  at 18%       Issuable       Stock

25%           $0.0075                $0.0062     2,720,000,000    78.23%

50%           $0.0050                $0.0041     4,095,000,000    73.01%

75%           $0.0025                $0.0021     8,220,000,000    84.45%

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

(k)  Repayment of Debentures, If Required, Would Deplete Available
Capital.

     The convertible debentures issued to Golden Gate Investors, Inc, are due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible debentures. If Company is required to repay the convertible debentures, we would be required to use its limited working capital and/or raise additional funds. If Company were unable to repay the debentures when required, the debenture holders could commence legal action against the company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $357,333 for the three months ended March 31, 2005 compared to $520,371 for the same period in prior year, a decrease of $163,038 or approximately 31%. This decrease is attributed to many changes from period to period, including the payment of stock based compensation.

Investing Activities.

     Net cash used in investing activities increased to $225,852 during the three months ended March 31, 2005 as compared to zero for the same period in prior year as a result of the purchase of DVD and game library.

Liquidity and Capital Resources.

     As of March 31, 2005, the Company had total current assets of $327,464 and total current liabilities of $813,229, resulting in a working capital deficit of $485,765; as of that date, the Company had cash of $77,657. During the three months ended March 31, 2005 and 2004, the Company incurred losses of $675,704 and $1,753,831, respectively, and the Company had an accumulated deficit of $19,178,838 as of March 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company through to the end of 2005. In addition, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 15,000,000 shares of our common stock (see Exhibits 4.20 to 4.24). This summary relates to the resale of the common stock underlying these convertible debentures and warrants. The investor provided us with an aggregate of $150,000 as follows:

     - $100,000 was disbursed to us on November 11, 2004; and;

     - $50,000 has been retained for services provided to our company by various professionals, which shall be disbursed upon effectiveness of the Form SB-2 registration statement.

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

Critical Accounting Policies

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) impairment of long-lived assets; (c) DVD's and video games library; (d) revenue recognition and cost of revenue; and (e) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

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

(c)  DVD's and Video Games Library.

     DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD's and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD's and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

     Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD's and video games. This loss is shown in the cost of sales section of the Income Statement. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

(d)  Revenue Recognition and Cost of Revenue.

     Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

     Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements.

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to manage market fluctuations and our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Our Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2005:

     From January 24, 2005 to March 17, 2005, the Company issued options to purchase a total of 60,000,000 shares of common stock under our Stock Incentive Plan to one employee and one consultant of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at $0.01 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Event.

     On April 15, 2005, the Company adopted Amendment No. 3 to its
Stock Incentive Plan, which increased the number of authorized shares under this plan by 200,000,000 to 400,000,000. The additional shares were registered under a Form S-8 POS filed with the SEC on April 18, 2005.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: May 2, 2005                     By: /s/  John Fleming
                                       John Fleming, President


Dated: May 2, 2005                     By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer


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

4.25 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 6), dated January 28,
        2005 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on February 2, 2005).

4.26 Amended and Restated Stock Incentive Plan (Amendment No. 2), dated January 28, 2005 (incorporated by reference to Exhibit
        4.2 of the Form S-8 POS filed on February 2, 2005).

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

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

21 Subsidiaries of GameZnFlix (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23      Consent of independent registered public accounting firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 1, 2005).

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