Form 10QSB/A
period 2005-03-31
GAMEZNFLIX INC
filed 2005-05-04
CIK 1099234

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

     As of March 31, 2005, the Registrant had 756,801,655 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X   .

     The Registrant, by this Form 10-QSB/A, amends the following: (a) the cover page to correctly reflect the number of issued and outstanding shares as of March 31, 2005; (b) Part II, Item 2 to add additional sales of restricted securities inadvertently omitted; and (c) Part II,
Item 6, Exhibits, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended March 31, 2005. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made the following sales of unregistered (restricted) securities during the quarter ended on March 31, 2005:

     (a) From January 24, 2005 to March 17, 2005, the Company issued options to purchase a total of 60,000,000 shares of common stock under our Stock Incentive Plan to one employee and one consultant of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at $0.01 per share. All these options were exercised during the quarter.

     (b)  On January 25, 2005, the Company issued a total of
11,800,000 shares of common stock in settlement of debts owed to the Company's former advertising agency, AdSouth Partners, Inc. These shares had a total value of $118,000, or $0.01 per share.

     (c) On March 9, 2005, the Company issued a total of 2,000,000 shares of common stock to three consultants for services rendered to the Company. These shares were valued at a total of $28,000, or $0.014 per share.

     (d) On March 9, 2005, the Company issued 20,000,000 shares of common stock to Donald Gallent, the Company's president, as an incentive for assuming his role with the Company. These shares were valued at $140,000, or $0.007 per share.

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

                                       GameZnFlix, Inc.



Dated: May 3, 2005                     By: /s/  John Fleming
                                       John Fleming
                                       Chief Executive Officer


Dated: May 3, 2005                     By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer


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

                              EX-31.1
      RULE 13a-14(a)/15d-14(a) CERTIFICATION OF JOHN FLEMING

              RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, John Fleming, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of GameZnFlix, Inc.;

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

Dated: May 3, 2005                     By: /s/  John Fleming
                                       John Fleming
                                       Chief Executive Officer


                                 EX-31.2
      RULE 13a-14(a)/15d-14(a) CERTIFICATION OF ARTHUR DE JOYA

                  RULE 13a-14(a)/15d-14(a) CERTIFICATION

I, Arthur de Joya, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of GameZnFlix, Inc.;

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

Dated: May 3, 2005                     By: /s/  Arthur de Joya
                                       Arthur de Joya.,
                                       Chief Financial Officer

                                EX-32
SECTION 1350 CERTIFICATION OF JOHN FLEMING AND ARTHUR DE JOYA

                      SECTION 1350 CERTIFICATION

In connection with the quarterly report of GameZnFlix, Inc. ("Company") on Form 10-QSB/A for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission ("Report"), the undersigned, in the capacities and on the dates indicated below, hereby certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: May 3, 2005                     By: /s/  John Fleming
                                       John Fleming
                                       Chief Executive Officer


Dated: May 3, 2005                     By: /s/  Arthur de Joya
                                       Arthur de Joya,
                                       Chief Financial Officer