Form 10QSB
period 2005-06-30
GAMEZNFLIX INC
filed 2005-08-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                                COMMISSION FILE NUMBER: 0-29113


                                      GAMEZNFLIX, INC.
                   (Exact Name of Company as Specified in its Charter)

                     Nevada                            54-1838089
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer
                or Organization)                  Identification No.)

1535 Blackjack Road, Franklin, Kentucky 42134
(Address of Principal Executive Offices)

                                    (270) 598-0385
                              (Company's Telephone Number)

           ______________________________________________________________
    (Former Name, Former Address, and Former Fiscal Year, if Changed Since
                                    Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes    X          No            .

     As of June 30, 2005, the Company had 925,001,665 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .


                                    TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF JUNE 30, 2005                                        3

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS (UNAUDITED) FOR
                  THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2005 AND JUNE 30, 2004                            5

                  CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (UNAUDITED) FOR
                  THE SIX MONTHS ENDED
                  JUNE 30, 2005 AND JUNE 30, 2004                            6

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)                                     7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             10

         ITEM 3.  CONTROLS AND PROCEDURES                                   22

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         23

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       24

         ITEM 5.  OTHER INFORMATION                                         24

         ITEM 6.  EXHIBITS                                                  25

SIGNATURES                                                                  25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   GAMEZNFLIX, INC.
                              CONSOLIDATED BALANCE SHEET
                                    JUNE 30, 2005
                                      (Unaudited)

ASSETS

Current assets
Cash                                                              $    51,473
Accounts receivable                                                   122,381
Inventory                                                              81,295
Prepaid expenses                                                       28,480
Other assets                                                          207,656
Total current assets                                                  491,285

DVD's and video games library, net                                    310,000
Fixed assets, net                                                     453,767
Other assets                                                               --

Total assets                                                        1,255,052

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                      325,650
Accrued expenses                                                      366,404
Notes payable                                                          37,307
Notes payable - related parties                                       258,370
Customer deposits                                                          --
Convertible debenture, net of unamortized debt discounts of
 $96,789                                                               53,211

Total current liabilities                                           1,040,942

Long-term liabilities                                                      --

Total liabilities                                                   1,040,942

Commitments and contingencies                                              --

Stockholders' equity
Common stock; $0.001 par value; 4,000,000,000
   shares authorized, 925,001,665 issued
   and outstanding                                                    925,002

Additional paid-in capital                                         19,890,674

Stock subscriptions receivable                                       (434,000)
Prepaid fees paid with common stock                                  (143,733)
Accumulated deficit                                               (20,023,833)

Total stockholders' equity                                            214,110

Total liabilities and stockholders' equity                          1,255,052

See Accompanying Notes to Consolidated Financial Statements


                              GAMEZNFLIX, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                For the Three Months          For the Six Months
                                                    Ended June 30,              Ended June 30,
                                                2005            2004          2005           2004
Revenues                                        $   243,982     $   27,269    $   405,755    $   57,703

Cost of revenues                                    141,283         44,341        279,543        48,825

Gross profit                                        102,699        (17,072)       126,212         8,878

Operating expenses
Advertising                                         136,868      1,571,560        166,913     1,674,701
Selling, general and administrative                 310,888        214,906        561,248       487,764
Amortization and depreciation                       209,611         17,686        430,954        19,934
Consulting fees                                     216,243      1,060,828        356,243     2,381,276
Professional fees                                    50,734         81,376        248,640       159,443
Total operating expenses                            924,344      2,946,356      1,763,998     4,723,118

Loss from operations                               (821,645)    (2,963,428)    (1,637,786)   (4,714,240)

Other income (expense)
Other income (expense)                              (18,719)            --        (18,719)           --
Interest expense                                     (4,435)        (4,703)        (4,435)       (8,084)
Interest income                                         110            368            241           730
                                                    (23,044)        (4,335)       (22,913)       (7,354)

Loss before provision for income taxes             (844,689)    (2,967,763)    (1,660,699)   (4,721,594)

Provision for income taxes                               --             --             --            --

Net loss                                           (844,689)    (2,967,763)    (1,660,699)   (4,721,594)

Basic loss per common share                           (0.00)         (0.01)         (0.00)        (0.01)
Diluted loss per common share                         (0.00)         (0.01)         (0.00)        (0.01)

Basic weighted average common
shares outstanding                              673,126,141    548,895,989    712,505,951    43,139,903





See Accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                              For the Six         For the Six
                                             Months Ended         Months Ended
                                             June 30, 2005       June 30, 2004

Cash flows from operating activities:
  Net loss                                    $ (1,660,699)       $ (4,721,594)
    Adjustments to reconcile
net loss to net cash used in operating
activities:
     Stock-based compensation                      323,183           2,607,000
     Depreciation and amortization                 221,343              19,934
   Changes in operating assets
and liabilities:
    Change in accounts receivable                  (54,137)             62,678
    Change in accounts receivable -
      employees                                         --               1,892
    Change in stock subscription receivable        (64,901)             20,000
    Change in inventory                            (53,467)           (215,014)
    Change in prepaid expenses                     196,540            (122,420)
    Change in other assets                         (27,864)              8,019
    Change in accounts payable                     (81,206)            373,195
    Change in accrued expenses                      88,321             187,759
    Change in other liabilities                         --                  --
    Net cash used in operating activities       (1,112,887)         (1,778,551)

Cash flows from investing activities:
  Purchase of DVD's & games library                (23,754)                 --
  Purchase of fixed assets                        (161,060)           (514,791)
    Net cash used in investing activities         (184,814)           (514,791)

Cash flows from financing activities:
  Payments on notes payable                             --              (4,975)
  Payments on related party notes payable          (99,789)                 --
  Proceeds on notes payable                         27,225                  --
  Proceeds from related party notes payable             --              63,411
  Proceeds from stock issuances                  1,358,443           2,270,985

  Net cash provided by financing activities      1,285,879           2,329,421

Net change in cash and cash equivalents            (11,822)             36,079

Cash, beginning of period                           63,295              43,778

Cash, end of period                                 51,473              79,857

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

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are considered normal and recurring in nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of June 30, 2005, the Company had an accumulated deficit of approximately $20,000,000. In addition, the Company had excess current liabilities over current assets of approximately $550,000. The Company has a substantial need
for working capital.   These factors, among others, raise substantial
doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the Company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website.

In addition, the Company has generated over $1,358,000 in working capital in 2005 through the issuance of common stock from options exercised.

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

DVDs and Video Games Library - DVDs and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVDs and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVDs and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

3.  PREPAID FEES PAID WITH COMMON STOCK

For the six months ended June 30, 2005, the Company entered into various consulting agreements extending over a twelve-month period that were compensated through issuance of common stock. The Company issued a total of 15,800,000 shares of common stock related to these consulting agreements with total value of $216,000 based upon the fair value of such stock that will be expensed over the twelve-month term of such agreements. Accordingly, the Company has incurred approximately $54,000 and $72,000 in expenses during the three and six months ended June 30, 2005, respectively, related to these new consulting agreements. As a result, the Company's remaining prepaid consulting expenses as of June 30, 2005 totals $144,000.

4.  SUBSEQUENT EVENT.

In July 2005, the Company increased its authorized number of common stock from 2,000,000,000 to 4,000,000,000 shares. This increase in authorized number of common stock has been reflected on the balance sheet as of June 30, 2005.

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

Results of Operations.

     Since our DVD and video game rentals operations did not fully commence until late fiscal year 2004, which is our business focus, discussions regarding comparative results between the six months ended June 30, 2005 compared to the six months ended June 30, 2004 may not always be meaningful. Accordingly, discussions related to revenue and cost of revenue will be limited to the current period.

(a)  Revenues.

     The Company reported gross revenues of $243,982 and $405,755 for the three and six months ended June 30, 2005 of which substantially all of our gross revenues were derived from monthly subscription fees. During the three and six months ended June 30, 2005, our subscriber base averaged approximately 3,000 subscribers per month. We continue to focus on growing our subscriber base through marketing and affiliate partnership program whereby a referral fee is paid for each new subscriber signed. Since our DVD and video games rental activities have a limited history, we are unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter derived by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once we have more operational activity history, management will use churn as a measure to evaluate whether we are obtaining new subscribers while retaining our existing subscribers in accordance to our business plans.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $141,283 and $279,543 for the three and six months ended June 30, 2005. The cost of revenues primarily was attributable to fulfillment expenses and mail delivery. We anticipate these two expenses to continue to comprise a significant portion of our overall cost of revenues. In March 2005, the Company changed its fulfillment services from an external provider to internally providing such services. We believe such change has significantly reduced the overall percentage of fulfillment expense in relation to gross revenues by approximately 60% and bettered overall fulfillment services to our customer. However, the current decrease in fulfillment expenses compared to gross revenues on an overall percentage basis will decrease in the future as we add personnel based upon growth of our subscriber base.

(c)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of $310,888 and $561,248 for the three and six months ended June 30, 2005 compared to $214,906 and $487,764 for the same periods in prior year, an overall increase of $95,982 and $73,484 or approximately 45% and approximately 15%, respectively. Selling, general and administrative expenses during the six months ended June 30, 2005 comprised primarily of related payroll expenses of approximately $117,000, advertising of approximately $35,000, certain repairs and maintenance of approximately $22,000 which we do not anticipate as being a recurring expense, and internet connectivity fees of approximately $19,000. We believe that the current level of selling, general and administrative expenses will tend to fluctuate by about 20% in the next twelve months from current levels.

(d)  Amortization and Depreciation Expenses.

     The Company reported amortization and depreciation expenses of $209,611 and $430,954 for the three and six months ended June 30, 2005 compared to $17,686 and $19,934 for the same period in the prior year, an overall increase of $191,925 and $411,020. Amortization and depreciation expenses related to our DVD and game library is being amortized over a twelve-month period upon any new purchases towards such library. As our overall DVD and game library increases in future periods, such increase will impact our amortization and depreciation expense.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of $266,977 and $604,883 for the three and six months ended June 30, 2005 compared to $1,142,204 and $2,540,719 for the same period in prior year, an overall decrease of $875,227 and $1,935,836. Consulting and professional fees in 2004 were primarily related to hiring of business consultants to develop our business model for the launching of the DVD and video game rental business that approximate 88% of overall consulting and professional fees. Accordingly, we will continue to incur consulting and professional fees but not at such levels as in prior periods. We believe that the current level of consulting and professional fees will tend to fluctuate by about 25% in next twelve months based upon current levels.

(f)  Net Loss.

     The Company reported a net loss of $844,689 and$1,520,699 for the three and six months ended June 30, 2005 as result of the foregoing factors mentioned above. We anticipate to continue to have recurring net loss for the next six months in 2005.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services by the Company or by its competitors;

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

(b)  Selection of Certain Titles by Subscribers.

     Certain titles cost the Company more to acquire depending on the source from whom they are acquired and the terms on which they are purchased. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

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

(g) Adjustable Conversion Price Feature of Debentures Could Require the Issuance of Greater Number of Shares.

     The Company's obligation to issue shares upon conversion of the convertible debentures to Golden Gate Investors, Inc. (see Liquidity and Capital Resources, below) is essentially limitless. The following is an example of the amount of shares of GameZnFlix common stock that are issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of July 29, 2005 of $0.01:

Number                        Price        Number             % of
% Below      Price Per     With Discount   of Shares       Outstanding
Market         Share           at 18%      Issuable           Stock

25%          $0.0075         $0.0060     2,735,000,000        73.90%

50%          $0.0050         $0.0040     4,110,000,000        80.97%

75%          $0.0025         $0.0020     8,235,000,000        89.50%

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

Operating Activities.

     The net cash used in operating activities was $1,112,887 for the six months ended June 30, 2005 compared to $1,778,551 for the same period in prior year, a decrease of $665,664. This decrease is attributed to many changes from period to period, including the payment of stock based compensation.

Investing Activities.

     Net cash used in investing activities decreased to $184,814 during the six months ended June 30, 2005 as compared to $514,791 for the same period in prior year as a result of reduction in the purchase of fixed assets.

Liquidity and Capital Resources.

     As of June 30, 2005, the Company had total current assets of $491,285 and total current liabilities of $1,040,942, resulting in a working capital deficit of $549,657; as of that date, the Company had cash of $51,473. During the six months ended June 30, 2005 and 2004, the Company incurred losses of $1,660,699 and $4,721,594, respectively, and the Company has an accumulated deficit of $20,163,833 as of June 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

Other.

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a Company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) impairment of long-lived assets; (c) DVD's and video games library; (d) revenue recognition and cost of revenue; and (e) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(c)  DVD's and Video Games Library.

     The Company owns a DVD and Video Game Library from which it rents to its subscribers. DVDs and video games purchased for use in the rental library are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVDs and video games library sold and accordingly no salvage value is provided. However, if the Company does sell any of its DVDs and video games library, the Company will re-evaluate its depreciation policy in terms of the salvage value.

     Periodically, we review the contents of the library to determine if any subscribers have not returned their rentals. When instances of this nature are discovered, the item is treated as a sale to the subscriber and a bill is sent out. Revenues from sales of this nature are recorded when billed and the item sold is removed from the library and costs of goods sold are recognized.

     Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVDs and video games. This loss is shown in the cost of sales section of the Statement of Operations. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized .

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks related to our ability to manage market fluctuations and our ability to obtain future financing, and the risks set forth above under "Factors That May
Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Company made the following sales of unregistered (restricted) securities during the three months ended on June 30, 2005:

     (a) On June 28, 2005, the Company issued 3,000,000 shares of common stock to Newbridge Securities Corporation in settlement of a debt owed to that Company in the amount of $300.00 ($0.0001 per share).

     (b)  On April 18, 2005, April 26, 2005, and May 20, 2005, the
Company issued options to purchase a total of 150,000,000 shares of common stock under its Stock Incentive Plan to three consultants of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at prices ranging from $0.0042 to $0.005 per share. These options were valued at a total of $678,000 ($0.00452 per share).

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

     During the three months ended March 31, 2005, the Company made the following sales of unregistered (restricted) securities that the Company inadvertently failed to disclose in its March 31, 2005 Form 10-QSB:

     (a)  On January 25, 2005, the Company issued a total of
11,800,000 shares of common stock to AdSouth Partners, Inc, in payment of a debt owed to that firm of $118,000 (price of $0.01 per share).

     (b) On March 9, 2005, the Company issued a total of 2,000,000 shares of common stock to one company and two individuals for consulting services rendered to the Company. This stock was valued at $28,000 ($0.014 per share).

     (c) On March 9, 2005, the Company issued 20,000,000 shares of common stock to Donald Gallent, the Company's president, upon the exercise of an option granted to Mr. Gallent in 2004 when he served as a consultant to the Company. These shares were valued at $140,000 ($0.007 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On July 13, 2005, the Company adopted Amendment No. 4 to its Stock Incentive Plan, which amendment increased the number of authorized shares under this plan by 200,000,000 to 600,000,000. The additional shares were registered under a Form S-8 POS filed with the SEC on July 21, 2005.

     (b) On July 13, 2005, the Company adopted Amendment No. 7 to its Non-Employee Directors and Consultants Retainer Stock Plan, which amendment increased the number of authorized shares under this plan by 200,000,000 to 575,000,000. The additional shares were registered under a Form S-8 POS filed with the SEC on July 21, 2005.

     (c) On July 19, 2005, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (see Exhibit 3.7). This amendment, which did not require shareholder approval under the Company's current Articles of Incorporation, as amended, increased the authorized common stock of the Company by 2,000,000,000 to 4,000,000,000 shares.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: August 12, 2005                 By: /s/  John Fleming
                                       John Fleming
                                       Chief Executive Officer


Dated: August 12, 2005                 By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer
                                       (principal financial officer)


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

3.6 Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 21, 2004)

3.7 Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3 of the Form 8-K filed on July 22, 2005).

3.8 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

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

4.27 Amended and Restated Stock Incentive Plan (Amendment No. 3), dated April 15, 2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on April 18, 2005 ).

4.28 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 7), dated July 13, 2005 (incorporated by reference to Exhibit 4.1 of the Form S-8
        POS filed on July 21, 2005 ).

4.29 Amended and Restated Stock Incentive Plan (Amendment No. 4), dated July 13, 2005 (incorporated by reference to Exhibit
        4.2 of the Form S-8 POS filed on July 21, 2005 ).

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