Form 10QSB
period 2005-09-30
GAMEZNFLIX INC
filed 2005-11-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Exchange Act): Yes            No     X

     As of September 30, 2005, the Company had 1,205,868,867 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X  .

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF SEPTEMBER 30, 2005                                  3

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS (UNAUDITED) FOR
                  THE THREE AND NINE MONTHS ENDED
                  SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004                 5

                  CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (UNAUDITED) FOR
                  THE NINE MONTHS ENDED
                  SEPTEBMER 30, 2005 AND SEPTEMBER 30, 2004                 7

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)                                    8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

         ITEM 3.  CONTROLS AND PROCEDURES                                  23

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        24

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          25

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      25

         ITEM 5.  OTHER INFORMATION                                        25

         ITEM 6.  EXHIBITS                                                 26

SIGNATURES                                                                 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                GAMEZNFLIX, INC.
                            CONSOLIDATED BALANCE SHEET
                                SEPTEMBER 30, 2005
                                    (Unaudited)

                                      ASSETS

Current assets
Cash                                                               $    38,870
Accounts receivable                                                    122,381
Inventory                                                               96,155
Prepaid expenses                                                        22,618
Other assets                                                           200,473

Total current assets                                                   480,497

DVD's and video games library, net                                     457,462
Fixed assets, net                                                      455,531
Other assets                                                                --

Total assets                                                         1,393,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                       447,058
Accrued expenses                                                       444,296
Notes payable                                                          165,000
Notes payable - related parties                                        218,370
Customer deposits                                                           --
Convertible debenture, net of unamortized
debt discounts of $125,723                                             206,977

Total current liabilities                                            1,481,701

Long-term liabilities                                                       --

Total liabilities                                                    1,481,701

Commitments and contingencies                                               --

Stockholders' deficit
Common stock; $0.001 par value; 4,000,000,000
shares authorized, 1,205,868,867 issued and outstanding              1,205,869

Additional paid-in capital                                          20,475,676
Stock subscriptions receivable                                        (172,000)
Prepaid fees paid with common stock                                   (210,388)
Accumulated deficit                                                (21,387,368)

Total stockholders' deficit                                            (88,211)

Total liabilities and stockholders' deficit                          1,393,490

See Accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                             For the Three Months              For the Nine Months
                                              Ended September 30,               Ended September 30,
                                             2005            2004              2005             2004
Revenues                                     $  130,607     $   99,683         $  536,362      $  157,386

Cost of revenues                                 73,952         64,554            353,495         113,379

Gross profit                                     56,655         35,129            182,867          44,007

Operating expenses
Advertising                                      76,388        402,907            243,301       2,077,609
Selling, general and administrative             512,721        223,710          1,073,968         719,554
Amortization and depreciation                   233,520         46,237            664,475          66,171
Consulting fees                                 399,490      2,511,727            755,733       4,893,002
Professional fees                                54,632         74,414            303,272         233,856

Total operating expenses                      1,276,751      3,258,995          3,040,749       7,990,192

Loss from operations                         (1,220,096)    (3,223,866)        (2,857,882)      (7,946,185)

Other income (expense)                             (405)            --            (19,124)              --
Interest expense                                 (3,171)            --             (7,606)              (4)
Interest income                                     137             74                378              804

                                                 (3,439)            74            (26,352)             800

Loss before provision for income taxes       (1,223,535)    (3,223,792)        (2,884,234)      (7,945,385)

Provision for income taxes                           --             --                 --               --

Net loss                                     (1,223,535)    (3,223,792)        (2,884,234)      (7,945,385)

Basic loss per common share                       (0.00)         (0.01)             (0.00)           (0.01)

Diluted loss per common share                     (0.00)         (0.01)             (0.00)           (0.01)

Basic weighted average common
shares outstanding, basic and diluted     1,028,688,409    609,374,271        815,004,648      599,363,307


See Accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                               For the Nine       For the Nine
                                               Months Ended       Months Ended
                                               September 30,      September 30,
                                                   2005               2004

Cash flows from operating activities:
Net loss                                       $(2,884,234)       $ (7,945,385)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                           450,735           5,634,683
Depreciation and amortization                      664,475              66,171
Changes in operating assets and
liabilities:
Change in accounts receivable                      (54,137)             53,529
Change in accounts receivable - employees           (2,206)              1,892
Change in stock subscription receivable                 --              20,000
Change in inventory                                (68,327)            (70,700)
Change in prepaid expenses                         202,402            (291,829)
Change in other assets                             (18,781)              8,019
Change in accounts payable                          43,202             164,426
Change in accrued expenses                         166,214             290,401
Change in other liabilities                             --                  --
Net cash used in operating activities           (1,500,657)         (2,068,793)

Cash flows from investing activities:
Purchase of DVD's & games library                 (581,069)                 --
Purchase of fixed assets                          (206,187)           (318,590)
Net cash used in investing activities             (787,256)           (318,590)

Cash flows from financing activities:
Payments on notes payable                               --              (4,975)
Proceeds on notes payable                          165,000                  --
Proceeds from related party notes payable           13,977               5,299
Proceeds from stock issuances                    2,084,511           2,471,271

Net cash provided by financing activities        2,263,488           2,471,595

Net change in cash and cash equivalents            (24,425)             84,212

Cash, beginning of period                           63,295              43,778

Cash, end of period                                 38,870             127,990

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

On July 19, 2005, the Company filed a Certificate of Amendment to
Articles of Incorporation with the Nevada Secretary of State. This amendment, which did not require shareholder approval under the Company's current Articles of Incorporation, as amended, increased the authorized common stock of the Company by 2,000,000,000 to 4,000,000,000 shares.

Going concern - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating results. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities. As of September 30, 2005, the Company had an accumulated deficit of $21,387,234. In addition, the Company had excess current liabilities over current assets of $1,001,204. The Company has a substantial need for working capital. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online DVD and video game rental industry. In conjunction with the website launch, the company also launched a national television ad campaign designed to create awareness among the Company's target consumers and to generate traffic to the website.

In addition, the Company has generated $1,968,962 in working capital in 2005 through the sales of common stock and the issuance of common stock in connection with options exercised.

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

3.  PREPAID FEES PAID WITH COMMON STOCK

For the nine months ended September 30, 2005, the Company entered into various consulting agreements extending over a six to twelve month period that were compensated through issuance of common stock. The Company issued a total of approximately 98,373,000 free trading shares of common stock related to these consulting agreements with total value of approximately $471,000 based upon the fair value of such stock that will be expensed over the twelve-month term of such agreements. Accordingly, the Company has incurred approximately $189,000 and $261,000 in expenses during the three and nine months ended September 30, 2005, respectively, related to these new consulting agreements. As a result, the Company's remaining prepaid consulting expenses as of September 30, 2005 totaled approximately $210,000.

4.  SUBSEQUENT EVENT

On October 4, 2005, the Company entered into a Services Agreement with Circuit City Stores, Inc. Under the terms of this agreement, the parties will run a pilot program, to commence on November 1, 2005 and ending on January 15, 2006, in 17 retail stores and on the Circuit City website to promote the service offered by the Company. If the pilot program is deemed a success by both parties, the parties will expand the pilot program to the remaining approximate 600 retail locations of Circuit City in the United States by adding 55 Circuit City stores per month. Under the terms of this agreement, the parties will share in the revenue from the sale of Company memberships through Circuit City.

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

Overview.

     The Company, through its website www.gameznflix.com, is an online
DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. We offer subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale. Our standard subscription plan of $16.99 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our website which are then sent via U.S mail with a prepaid return mailer. Our service is an alternative to store- based video game rentals as we offer a high level of customer service, quality titles, and superior product availability.

     In March 2004, we launched our website,
http://www.gameznflix.com, however, did not fully commence our operations in the online DVD and video game rental until September 2004. In conjunction with the website launch, we also launched a national television ad campaign designed to create awareness among our target consumers and to generate traffic to the website.

     We believe that our planned growth and profitability will depend in large part on our ability to promote our services, gain subscribers and expand our relationship with current subscribers. Accordingly, we intend to focus our attention and investment of resources in marketing, strategic partnerships and development of our subscriber base. If we are not successful in promoting our services and expanding our subscriber base, this may have a material adverse effect on our financial condition and the ability to continue to operate the business.

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

(a)  Revenues.

     The Company reported gross revenues of $130,607 and $536,362 for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2005, our subscriber base averaged approximately 3,000 subscribers per month. We continue to focus on growing our subscriber base through marketing and affiliate partnership programs whereby a referral fee is paid for each new subscriber signed. Since our DVD and video games rental activities have a limited history, we are unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter derived by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once we have more operational activity history, management will use churn as a measure to evaluate whether we are obtaining new subscribers while retaining our existing subscribers in accordance to our business plans.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $73,952 and $353,495 for the three and nine months ended September 30, 2005, respectively. The cost of revenues primarily were attributable to fulfillment expenses and mail delivery. We anticipate these two expenses to continue to comprise a significant portion of our overall cost of revenues. In March 2005, the Company changed its fulfillment services from an external provider to internally providing such services. We believe such change has significantly reduced the overall percentage of fulfillment expense in relation to gross revenues by approximately 60% and bettered overall fulfillment services to our customer. However, the current decrease in fulfillment expenses compared to gross revenues on an overall percentage basis will decrease in the future as we add personnel based upon growth of our subscriber base.

(c)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of $512,721 and $1,073,968 for the three and nine months ended September 30, 2005, respectively, compared to $223,710 and $719,554 for the same periods in prior year, respectively, increases of $289,011 and $354,414 or approximately 129% and 49%, respectively. Selling, general and administrative expenses comprised primarily of related payroll expenses of approximately $671,000. We believe that the current level of selling, general and administrative expenses will tend to fluctuate by about 20% in the next twelve months from current levels.

(d)  Amortization and Depreciation Expenses.

     The Company reported amortization and depreciation expenses of $233,520 and $664,475 for the three and nine months ended September 30, 2005, respectively, compared to $46,237 and $66,171 for the same periods in prior year, respectively, increases of $187,283 and $598,304 or approximately 405% and 904%, respectively. Amortization and depreciation expenses were comprised mainly of amortization related to our DVD and game library that is being amortized over a twelve-month period upon any new purchases towards such library. As our overall DVD and game library increases in future periods, such increase will have a direct impact to our amortization and depreciation expense.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of $454,122 and $1,059,005 for the three and nine months ended September 30, 2005, respectively, compared to $2,586,141 and $5,126,858 for the same periods in prior year, respectively, decreases of $1,837,127 and $4,067,853 or approximately 71% and 79%, respectively. Consulting and professional fees in 2004 were primarily related to hiring of business consultants to develop our business model for the launching of the DVD and video game rental business that approximate 88% of overall consulting and professional fees. Accordingly, we will continue to incur consulting and professional fees but not at such levels as in prior periods. We believe that the current level of consulting and professional fees will tend to fluctuate by about 25% in next twelve months based upon current levels.

(f)  Net Loss.

     The Company reported net losses of $1,223,535 and $2,884,234 for the three and nine months ended September 30, 2005, respectively, as result of the foregoing factors mentioned above. We anticipate having a recurring net loss for the remainder of 2005.

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

(b)  Selection of Certain Titles by Subscribers.

     Certain titles cost the Company more to purchase depending on the source from whom they are purchased and the terms on which they are purchased. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

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

(e)  Potential Delivery Issues Could Result in the Loss of
Subscribers.

     The Company relies exclusively on the U.S. Postal Service to deliver DVD's and games from its shipping centers and to return DVD's and games from subscribers. We are subject to risks associated with using the public mail system to meet its shipping needs, including delays caused by bioterrorism, potential labor activism, and inclement weather. The Company's DVD's and games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling, or the Company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase the Company's cost of purchasing titles.

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

(g) Adjustable Conversion Price Feature of Debentures Could Require the Issuance of Greater Number of Shares.

     The Company's obligation to issue shares upon conversion of the convertible debentures to Golden Gate Investors, Inc. (see Liquidity and Capital Resources, below) is essentially limitless. The following is an example of the amount of shares of GameZnFlix common stock that are issuable upon conversion of the convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of November 10, 2005 of approximately $0.01:

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

(k)  Repayment of Debentures, If Required, Would Deplete Available
Capital.

     The convertible debentures issued to Golden Gate Investors, Inc, are due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible debentures. If the Company were required to repay the convertible debentures, we would be required to use limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holders could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $1,500,657 for the nine months ended September 30, 2005 compared to $2,068,793 for the same period in prior year, a decrease of $568,136 or approximately 28%. This decrease is attributed to many changes from period to period, including the payment of stock based compensation.

Investing Activities.

     Net cash used in investing activities was $787,256 for the nine months ended September 30, 2005 as compared to $318,590 for the same period in prior year, an increase of $468,666 or approximately 147%. This increase resulted from increased purchases of DVD and games inventory.

Liquidity and Capital Resources.

     As of September 30, 2005, the Company had total current assets of $480,497 and total current liabilities of $1,481,701, resulting in a working capital deficit of $1,001,204; as of that date, the Company had cash of $38,870. During the nine months ended September 30, 2005 and 2004, the Company incurred losses of $2,884,234 and $7,945,385, respectively, and the Company has an accumulated deficit of $21,387,368 as of September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     The Company has been successful in obtaining the required cash resources through private placements, convertible debentures and notes payable to service the Company through to the end of 2005 (through September 30, 2005, the Company has realized $1,968,962 from the through the sales of common stock and the issuance of common stock in connection with options exercised). In addition, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 15,000,000 shares of our common stock (see Exhibits 4.20 to 4.24). This summary relates to the resale of the common stock underlying these convertible debentures and warrants. The investor provided us with an aggregate of $150,000 as follows:

     - $100,000 was disbursed to us on November 11, 2004; and;

     - $50,000 has been retained for services provided to our Company by various professionals, which were disbursed upon effectiveness of the Form SB-2 registration statement.

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

Off-Balance Sheet Arrangements.

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

(c)  DVD's and Video Games Library.

     The Company owns a DVD and Video Game Library from which it rents to its subscribers. DVD's and video games purchased for use in the rental library are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD's and video games library sold and accordingly no salvage value is provided. However, if the Company does sell any of its DVD's and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and our principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     During the three months ended on September 30, 2005, the Company made the following sales of unregistered (restricted) securities:

     (a) On July 11, 2005, the Company issued to total of 30,000,000 shares of common stock to five employees of the Company as a bonus. This stock had a total valuation of $150,000 ($0.005 per share).

     (b) Between July 11, 2005 and August 26, 2005, the Company issued options to purchase a total of 110,000,000 shares of common stock under its Stock Incentive Plan to two consultants of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at prices ranging from $0.001 to $0.0023 per share. These options were valued at a total of $175,000 ($0.00159 per share).

     No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     (a) On July 19, 2005, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (see Exhibit 3.7). This amendment, which did not require shareholder approval under the Company's current Articles of Incorporation, as amended, increased the authorized common stock of the Company by 2,000,000,000 to 4,000,000,000 shares.

     (b)  On September 25, 2005, the Company entered into an
Employment Agreement with John J. Fleming, its chief executive officer (see Exhibit 10.1). Under the terms of this agreement, the Company will pay Mr. Fleming an annual salary of $200,000 (with a 15% annual increase during the term of the agreement as established by the board of directors) and provide certain benefits as set forth in the agreement. In the event that the boards of directors vote to remove
Mr. Fleming from employment by the Company, he would receive certain compensation, including restricted shares of common stock of the Company.

     (c) On September 25, 2005, the Company also entered into an Employment Agreement with Donald N. Gallent, its president (see
Exhibit 10.2). Under the terms of this agreement, the Company will pay Mr. Gallent an annual salary of $175,000 (with a 15% annual increase during the term of the agreement as established by the board of directors) and provide certain benefits as set forth in the agreement. In the event that the board of directors votes to remove
Mr. Gallent from employment by the Company, he would receive certain compensation, including restricted shares of common stock of the Company.

Subsequent Event.

     On October 4, 2005, the Company entered into a Services Agreement with Circuit City Stores, Inc. (see Exhibit 10.3). Under the terms of this agreement, the parties will run a pilot program, to commence on November 1, 2005 and ending on January 15, 2006, in 17 retail stores and on the Circuit City website to promote the service offered by the Company. If the pilot program is deemed a success by both parties, the parties will expand the pilot program to the remaining approximate 600 retail locations of Circuit City in the United States by adding 55 Circuit City stores per month. Under the terms of this agreement, the parties will share in the revenue from the sale of Company memberships through Circuit City.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: November 14, 2005               By: /s/  John Fleming
                                       John Fleming
                                       Chief Executive Officer


Dated: November 14, 2005               By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


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

10.1    Employment Agreement between the Company and John J.
        Fleming, dated September 25, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 28, 2005).

10.2    Employment Agreement between the Company and Donald N.
        Gallent, dated September 25, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 28, 2005).

10.3 Services Agreement between the Company and Circuit City Stores, Inc., dated October 4, 2005 (including Exhibit A:
        Standard Terms and Conditions; and Exhibit C: Test Locations) (excluding Exhibit B: Service and Fee Schedule) (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 6, 2005).

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

99.2    Press Release Issued by the Company, dated September 30,
        2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 8, 2004).

99.3 Press Release Issued by the Company, dated February 4, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on February 7, 2005).

99.4 Press Release issued by the Company, dated October 5, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 6, 2005).