Form 10KSB
period 2005-12-31
GAMEZNFLIX INC
filed 2006-02-01
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-29113

                                 GAMEZNFLIX, INC.
                (Exact Name of Company as Specified in its Charter)

                   Nevada                                54-1838089
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
                or Organization)                      Identification No.)

      1535 Blackjack Road, Franklin, Kentucky              42134
      (Address of Principal Executive Offices)          (Zip Code)

                Company's telephone number:  (270) 598-0385

      Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.
Yes [X]  No [   ].

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

     Check whether the Company is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act [ ]. Indicate by check mark whether the Company is a shell company (as defined in Rule
12b-2 of the Exchange Act): Yes [   ]  No [X].

     The Company had revenues of $676,291 for the fiscal year ended on December 31, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of December 31, 2005:
$40,759,335.  As of December 31, 2005, the Company had 3,291,733,490
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .


                                  TABLE OF CONTENTS

PART I.                                                                PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                         3

ITEM 2.   DESCRIPTION OF PROPERTY                                        20

ITEM 3.   LEGAL PROCEEDINGS                                              21

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            21

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                21

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  23

ITEM 7.   FINANCIAL STATEMENTS                                           31

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                         32

ITEM 8A.  CONTROLS AND PROCEDURES                                        32

ITEM 8B   OTHER INFORMATION                                              33

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                              34

ITEM 10.  EXECUTIVE COMPENSATION                                         37

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND
          RELATED STOCKHOLDER MATTERS                                    38

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 41

ITEM 13.  EXHIBITS                                                       43

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                         43

SIGNATURES                                                               45


PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Company") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal shareholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, we again amended our articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January 26, 2004, the name of the Company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation. On December 16, 2004, we amended our articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares. On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000.

     During the period of July 2002 to September 2002, we acquired two companies, AmCorp Group, Inc., a Nevada Corporation, and Naturally Safe Technologies, Inc. also a Nevada corporation. Currently, Naturally Safe is current with its incorporation with the State of Nevada, but does not have any business operations. In February 2005, AmCorp amended its articles of incorporation, changing its name to GameZnFlix Racing and Merchandising, Inc. AmCorp provided services to companies that desired to be listed on the OTCBB and Naturally Safe held patents on a product that assisted Christmas trees in retaining water. During the fiscal year ended December 31, 2002, AmCorp generated 26% of our total revenues and Naturally Safe generated approximately 74% of our revenues. During the fiscal year ended December 31, 2003, AmCorp generated 2% of our total revenues and Naturally Safe generated approximately 88% of our revenues. In May 2003, we ceased operation of Prima International, LLC, a wholly owned subsidiary of Naturally Safe. In September 2003, the Company acquired Veegeez.com, LLC, a California limited liability company.

Business of the Company.

     Our Company, through our website www.gameznflix.com, is an online DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. We offer subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of approximately 40,000 DVD and video game titles for Xbox, Xbox 360, Playstation, Playstation 2, and Nintendo Gamecube. We believe our service is an alternative to store based DVD and video game rentals and that we offer a high level of customer service, quality titles and product availability. We offer subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month and $249.00 annual membership. Our more popular subscription plan of $16.99 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our website which are then sent via U.S mail with a prepaid return mailer. When a game and DVD has been returned, the subscriber's next available selection is mailed to them.

     In March 2004, we launched our website,
http://www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website the Company runs ad campaigns designed to create awareness among our target consumers and to generate traffic to the website.

     Our management believes that we are in a good position to take advantage of the following market conditions:

     - start-up opportunities exist in the on-line video game rental business;

     - the need for use of efficient distribution and financial methods;

     - under-served market that has growth opportunity;

     - existing video game rental companies' uneven track record in providing customer service.

     Our internally developed software enables us to customize our website for each of our subscribers. Since our software is internally developed, our web site is easily changed and expanded to meet customer needs and provide vital business information. Our online interface with customers eliminates the need for costly retail outlets and allows us to serve a national customer base with low overhead costs.

     We currently provide rental services to our subscribers. In addition, we also sell new titles to our subscribers as well as non-members visiting our web site. Plans are in place to expand and provide sales of used DVD titles at a discounted price and new video gaming accessories. The development of this portion of the website is nearly completed. Management believes by adding these additional services we will be able to complement our rental service by increasing cash flow and capitalizing on impulse sales to our current subscribers.

     We seek to provide our customers with a large selection of video game rental and DVD movie choices on a monthly subscription basis. Customers can sign-up via the web page to rent video games of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the games for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their game(s) in the pre-addressed package provided.

     From November 2004 through October 2005, when we commenced tracking our customer base, we have consistently maintained a monthly customer base of 3,000 customers. As of the end of December 31, 2005, we have increased our customer base to approximately 6,000, which such growth can be attributed to more public awareness of our Company.
Part of this public awareness of our Company resulted from a service agreement we had entered into with Circuit City Stores, Inc. in October 2005 that commenced in November 2005 and ends March 2006. The agreement with Circuit City provided for a pilot program to be run in 27 retail stores and on the Circuit City website to promote services offered by us. On December 28, 2005, we entered into an amendment of the service agreement extending the pilot program until March 15, 2006. Although the overall number of subscribers obtained from the Circuit City service agreement was not considered significant in relation to the number of new subscribers added during the last quarter of 2005, we believe that our relationship with Circuit City brought more prominence and recognition to our Company. We will continue to seek similar relationships with nationally known companies or agencies to further brand our Company name.

Product and Service Description.

     We offer both DVD movie and video game rental services and the ability to purchase new DVD movie and video game titles to our subscribers. In addition, we also sell new DVD movie and video game titles to our non-members. Members can choose from rental packages of three to six titles outstanding at one time on a monthly subscription basis with unlimited replacement of products as long as they are an active subscriber. For the period of April 2004 through December 2004, the average number of active subscribers per month has been 2,052. For the year ended December 31, 2005, the amount of revenues that have been generated from these subscriptions has totaled approximately $676,000. Plans are priced at $16.99 for a three-title package. Applicable tax is also collected for California residents.

     We currently own approximately 40,000 titles and approximately 97,638 copies. In March 2004, we signed a supply agreement with an entertainment distributor. The supply agreement is designed to enable us to access the most current DVD and video game titles for purposes of meeting rental requests as well as all purchases. We own all titles that are rented to our subscribers. We purchase titles based on membership request for a title. We are building the inventory based on membership requests. In the event that a title is purchased through our web site, if we do not already own such title, we then purchase that title to fulfill the request. We purchase our inventory from Ingram Entertainment, Inc. for cash.

     Our proprietary queue system and dynamic web server based database system automatically select the next game a customer receives based on factors such as the subscriber's next game preferences, game availability, length of time a subscriber has been with us, and the subscriber's subscription plan level.

     All products sold, DVD's and games, are offered to current subscribers at a 10% discount from our retail price. In the future, used DVD's will be sold and will be priced based on the length of time the game has been in service, the current market rate (as determined by on-line sites like Amazon.com, and EBGames.com), and customer demand to maximize profit. For example, most new games are sold for $49.99 at retail stores and for $49.99 plus shipping from on-line stores. The Company offers the games at a price of $46.99 plus shipping charges paid by the customer. We currently charge a flat rate of $3.00 per order for shipping. Most of our online competitors utilize multiple shipping rates, which incorporates a per piece charge as part of their shipping calculations.

     Like some of our competitors, we offer a toll free customer service phone number 8 hours per day, five days per week (Monday - Friday). We also take customer inquiries and requests via our e-mail address and maintain a policy to answer each e-mail within 24 - 48 hours.

Competition

(a)  Game Rentals.

     Our competition for game rentals comes in two main forms:

     - Chain rental stores - Our indirect competitors include traditional retail stores that offer video game rentals such as Blockbuster, Hollywood Video, and other national and local video rental stores. These companies are formidable, established competitors for video game rentals. The primary business of these companies is the renting of movies and not video games. Additionally, late returns are assessed stringent daily late fees by some of these chain rental stores for relatively short rental periods.

     - Online competitors - Currently there are approximately 12 direct competitors that provide online video game rentals. Some of our competitors include AngelGamer.com, DVDAvenue.com, Gamez2go.com, Govojo.com, Midwest- games.com, RedOctane.com, Rent-a-realm.com, Gamefly.com, and Videogamealley.com. Each of these competitors offers rental packages on a monthly subscription basis with offerings of one to eight games available at varying prices.

We compete on product availability, customer service and product availability information.

(b)  DVD Rentals.

     Our competition for DVD rentals comes in the following forms:

     - Chain rental stores - there are a number of retail stores located across the country that rent DVD's. These retail stores have a national image, high volume, multiple locations and general familiarity.

     - Other local video rental stores - the number and size of these competitors varies, but is not substantial. They are competing against the chains in an attempt to offer lower prices and a more customer friendly staff. They offer a certain amount of customer service, as this is their only business as compared to the chain rental stores.

     - Online competitors - the number of online competitors is growing. Management is aware of 12 other online services, such as NetFlix.com (the dominant force in this sector). Competitors vary in their service offerings.

     In summary, management believes that in order to be successful we must provide our subscribers with the best possible renting experience and a willingness to develop a long-standing relationship. We must offer a high level of customer service, reliable product availability, and a responsive and efficient web site to deliver the service.

(c)  Sale of DVD's and Games.

     In November 2004, we commenced selling new DVD and video games, and video game system accessories such as controllers, memory cards, and cables. The offering of these products for sale has been integrated with the existing website and has accounted for approximately 42% of our revenue on a monthly basis. Management believes these new offerings will complement the current rental service as many of our subscribers have indicated that they rent games to decide which games they would like to buy in the future.

     Chain rental stores and other local rental stores also sell
DVD's. In addition, DVD's are sold by large retailers, including Wal Mart, Target, and Best Buy.

Fulfillment.

     In February, 2005, we ceased using the services of National Fulfillment, Incorporated to meet our fulfillment needs and internalized the fulfillment with distribution centers located in Franklin, Kentucky, Holtville, California, Sterling, Colorado, and Scranton, Pennsylvania. The California location services the subscriber base west of the Rocky Mountains, the Kentucky location services the subscriber base to the east of the Mississippi River except for the Northeast which is serviced by the Scranton location, and the Colorado location services the middle states. Delivery of the video game discs and DVD's is provided by first class mail. During 2005, we were able to negotiate a new mailer envelope with the United States Postal Office ("USPS") that reduced our overall postage cost and decreased the delivery turnaround time from 7 to 2 days. The average cost, after the new mailer, of delivery for the shipment is $1.20. The delivery of each subsequent game costs $0.60 for shipment to the customer and $0.60 for each return.

     Each day at mid-night the computers create a ship file for each center. These files are downloaded Monday through Saturday at each of the centers that then process the titles to be shipped for the day. Each distribution center delivers the outgoing titles to the USPS by a cut-off time established by the local USPS in order to make the mail on that day. After dropping off the outgoing titles, the personnel receive the return titles and then process the returned titles back into our inventory through the use of scanners. Each return title is verified to be the correct title, matches the member who returns it and that the title is in good working condition.

Technology.

     All orders are taken by credit card via our web site at www.gameznflix.com and processed through Authorize.Net and our Humboldt Bank merchant account. Data resulting from customer sales transactions is transferred to our proprietary database system. This database system provides the necessary information for accounting, sales, customer service, inventory management, and marketing information needs and is accessible directly through any Internet connection.

Marketing.

     Our target market for games is the hard core gamer that purchases and rents games on a regular basis. We will also target the DVD movie rental market similar to NetFlix.com and Blockbuster.com. We are targeting subscribers of other services through our affiliate program, which is a commission based referral program that is administered through our own affiliate tracking software. These affiliates consist of web sites that drive consumers to our web site in consideration for a fee. The participants in this program are not affiliated with our Company outside of their participation in the affiliate program. Participants in the affiliate program through which we obtain subscribers, can receive up to $70 for each new subscriber directed to our Company by that affiliate that elects to use our service. The commission schedule is tied to the type of account the subscriber whom they sent to us signs up for. A $70 commission would be for an annual membership signup. In addition, there are other programs where we will pay a range from $10 to $25 per member based on the volume the affiliate provides our Company.

     We also have a special program that we offer to the U.S.
military, including active duty, veterans, reservists, National
Guardsmen, DOD employees and their dependents. They receive a special rate that is roughly a 10% discount on our standard rates. We also offer them shipping to any base throughout the world.

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

     We believe the most obvious and important trend in the market is an increase in the number of people playing video games. A second trend is that, in management's opinion, video game players are becoming more and more unsatisfied with the current video game rental stores due to late fees, short rental times and a general lack of customer service support are all strong reasons why video game players are looking for an alternative.

     We believe a third trend is ever-greater connectivity, with more people getting onto the Internet and purchasing more items over the Internet. Items such as computer hardware, apparel, consumer electronics, office supplies, toys, movies and video games are all seeing what we believe is an increasing numbers of online sales.
An estimated 15% of our current subscriber base is college students. Advertisement in school newspapers, on college websites, and other advertising media will be placed at college campuses in targeted cities. We will also participate in direct marketing opportunities in conjunction with back-to-school events on these campuses. Our first opportunity will be with the universities in the vicinity of Nashville, Tennessee.

     In February 2004, we retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of our website http://www.gameznflix.com. Through AdSouth Partners, Inc., we commenced a direct television response advertising campaign that covered 13 different national television channels by use of five different commercials, starring Dennis Coleman (a television and movie actor) and Ben Curtis (the former star of Dell television commercials). The television ad campaign covered the period from April 2004 to February 2005 on a monthly basis, and the advertising was prepaid. The last advertisement in this campaign was a commercial aired during the 4th quarter of the 2005 Super Bowl on three local television stations. For the remainder of 2005, we did not have any major television advertising campaigns; the Company ended its relationship with AdSouth Partners, Inc. Due to software issues, we are unable to determine the effect that this advertising has on our subscriptions and revenue.

     In 2005, we continued to market online through our affiliate program and expand it to meet the membership growth we will require. Our other advertising and marketing programs will move away from national advertising and focus on areas in the proximity of our distribution centers. We will utilize such media as print, radio, outdoor and others where appropriate. This marketing program was launched in Nashville, Tennessee and then expanded to those other markets throughout the year.

     We also utilize "grass-roots" tactics that may include local market sponsorships, direct marketing opportunities via kiosks, corporate gift programs, employee benefits programs, member referral programs and other areas that will help us get in front of our target markets.

     In addition, in February 2005 we commenced marketing activities through our wholly owned subsidiary GameZnFlix Racing and Merchandising, Inc. In connection with these activities we sponsored a local drag racing car that covered the local Kentucky and Tennessee areas. In accordance with the drag racing team, we pay entry fees and pre-approved travel expenses to attend races in consideration for the placement of our name on the racecar, trailer and tow vehicle. We also receive half of all winnings and reimbursement of expenses.

     In October 2005, we entered into a service agreement with Circuit City that provided a pilot program for the sale of our standard $16.99 monthly subscription on a prepaid card basis. The pilot program expanded to 27 retail stores and on Circuit City's website.

Research and Development.

     During the fiscal year ended December 31, 2005, we have engaged in research and development activities, including the development of online games and broadband delivery of our rental inventory. The portion of our operating costs that is allocable to research and development is immaterial.

Strategy and Implementation Summary.

     In order to successfully implement our business plan, we must:

     - emphasize service and support;

     - differentiate our self from the competition;

     - establish our service offering as a clear and viable alternative to time period rentals;

     - build a relationship-oriented business;

     - become subscribers' video game rental site of choice; and

     - ensure that all orders are delivered timely and accurately.

Employees.

     The Company currently has fourteen employees and one paid consultant. Our employees and consultant operate in the following areas:

     - purchasing (1 employee)

     - sales and marketing (1 consultant)

     - general business operations and management (12 employees)

     - website operations (1 employee)

Risks Relating to Our Business.

(a)  We Have a History of Losses That May Continue.

     We incurred net losses of $4,239,532 for the year ended
December 31, 2005 and $9,717,301 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant rentals of our DVD's and games over the Internet. Our possible success is dependent upon the successful development and marketing of our web site and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations.

(b)  Ability to Attract and Retain Subscribers Will Affect Our
Business.

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

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company's use of three shipping centers and the associated software and procedural upgrades, we have reduced the transit time of DVD's and games. As a result, our subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company established additional planned shipping centers or further refines its distribution process, it may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

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

(c) Inability to Use Current Marketing Channels May Affect Ability to Attract New Subscribers.

     We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us or are adverse to our business. In addition, we may be foreclosed from certain channels due to competitive reasons. If companies that currently promote our service decide to enter our business or a similar business, we may no longer be given access to such channels. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

(d)  Selection of Certain Titles by Subscribers.

     Certain titles cost the Company more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

(e)  Mix of Acquisition Sources May Affect Subscriber Levels.

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

(f)  Competition.

     The market for on-line rental of DVD's and games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom we have relationships could develop products or services, which compete with the Company's products or services. Also, some competitors in our market have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than we do. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, we believe that we must, among other things, invest resources in developing new products, improving our current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(g) Any Significant Disruption in Service on Our Website Could Result in Loss of Subscribers.

     Subscribers and potential subscribers access our service through our website, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our website, network infrastructure and fulfillment processes. Interruptions in these systems could make our website unavailable and hinder our ability to fulfill selections. Service interruptions or the unavailability of our website could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

     Our servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. We currently use both hardware and software to secure our systems, network and, most importantly, our data from these attacks. This includes several layers of security in place for our protection and that of our member's data. We also have procedures in place to ensure that the latest security patches and software are running on our servers - thus maintaining another level of security.

     Any attempts by hackers to disrupt our website service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We do not have an insurance policy that covers expenses related to direct attacks on our website or internal systems. Any significant disruption to our website or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

(h)  Potential Delivery Issues Could Result in the Loss of
Subscribers.

     The Company relies exclusively on the U.S. Postal Service to deliver DVD's and games from its shipping centers and to return DVD's and games from subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Company's DVD's and games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or the Company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase the Company's cost of acquiring titles.

(i) There May be a Change in Government Regulation of the Internet or Consumer Attitudes Toward Use of the Internet.

     The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

     The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for our subscription service and increase our cost of doing business.

     In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention may be affected adversely.

(j) Any Required Expenditures as a Result of Indemnification Will Result in a Decrease of Our Net Income.

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

Risks Relating to the Financing Arrangements.

(a)  There are a Large Number of Shares Underlying our
Convertible Debentures and Warrants; Sale of These Shares may Depress the Market Price of our Common Stock.

     As of December 31, 2005, we had 3,291,733,490 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 5,015,487,805 shares of common stock at current market prices, and outstanding warrants to purchase 8,203,000 (out of an original 15,000,0000) shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

     The continuously adjustable conversion price feature of our convertible debentures could require us to issue a substantially greater number of shares, which will cause dilution to our existing stockholders.

     The Company's obligation to issue shares upon conversion of the convertible debentures to Golden Gate Investors, Inc. is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the balance of the convertible debenture of $82,027 as of December 31, 2005 (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of January 28, 2006 of $0.01:

                               Number        % of
% Below       Price Per      With Discount  of Shares       Outstanding
Market          Share          at 18%       Issuable          Stock

25%           $0.0075         $0.0060     1,496,000,000      31.24%

50%           $0.0050         $0.0040     2,248,000,000      40.58%

75%           $0.0025         $0.0020     4,503,000,000      57.77%

As illustrated, the number of shares of common stock issuable upon conversion of the convertible debentures will increase if the market price of the stock declines, which will cause dilution to the existing stockholders.

(b)  The Continuously Adjustable Conversion Price Feature of the
Debentures may Encourage Short Selling of our Common Stock.

     Golden Gate is contractually required to exercise its warrants and convert its convertible debenture on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the debentures results in the issuance of shares at an effective 18% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(c)  The Issuance of Shares upon Conversion the Debentures and
Exercise of the Warrants May Cause Dilution to our Existing
Stockholders.

     The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 9.9% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

(d)  If We are Unable to Issue Shares of upon Conversion of
Debenture, We are Required to Pay Penalties to Golden Gate.

     If we are unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we are required to:

     - pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - in the event we are prohibited from issuing common stock, or fail to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, we must pay to Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon

     - if ten days after the date we are required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that we are required to pay penalties to Golden
Gate or redeem the convertible debentures held by Golden Gate, we may be required to curtail or cease our operations.

(e)  Repayment of Debentures, If Required, Would Deplete Available
Capital.

     In November 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $150,000 principal amount of convertible debentures, of which $82,027 is outstanding as of December 31, 2005. The convertible debentures issued to Golden Gate Investors, Inc. are due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible debentures. If the Company is required to repay the convertible debentures, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holders could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require us to curtail or cease operations.

Risks Relating to Our Common Stock.

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

(c)  Absence Of Cash Dividends May Affect Investment Value Of Our
Stock.

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

(c)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

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

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB"). As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(d) Failure To Remain Current In Reporting Requirements Could Result In Delisting From The Over The Counter Bulletin Board.

     Companies trading on the OTCBB, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If the Company fails to remain current in its reporting requirements, the company could be delisted from the OTCBB.

     In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has been approved by the SEC to implement a change to its Eligibility Rule. The change makes those OTCBB issuers that are cited for filing delinquency in their Forms 10-KSB/Form 10-QSB three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing within the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K.

     As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

(e)  Failure to Maintain Market Makers May Affect Value of Company's
Stock.

     If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(f)  Shares Eligible For Future Sale.

     Most of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently owns $506,965 in fixed assets and $786,859 ($2,041,277 less amortization of $1,254,418) of DVD and video games inventory. Our corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office.; we do not pay rent for this office. Our distribution centers are located at:

California: 308 West 5th Street, Holtville, California; five year lease, with a rent of $1,200 per month for a 1,600 square foot space.

Colorado: 18234 Road 24, Sterling, Colorado; one year lease, with a rent of $2,000 per month for a 1,000 square foot space.

Kentucky: 130 West Kentucky Ave, Franklin, Kentucky; five year lease, with a rent of $3,150 per month for a 4,200 square foot space.

Pennsylvania: 225 Vine Street, Scranton, Pennsylvania; one year lease, with a rent of $350.00 per month for a 700 square foot space.

     Management believes that the office and distribution spaces are currently adequate for the needs of the Company. The Company is planning to open a distribution center in Pennsylvania in the near future.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. There are no material legal proceedings to report.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                          High    Low

Quarter Ended December 31, 2005                           0.022   0.002
Quarter Ended September 30, 2005                          0.006   0.002
Quarter Ended June 30, 2005                               0.011   0.004
Quarter Ended March 31, 2005                              0.033   0.012

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                          High    Low

Quarter Ended December 31, 2004                           0.034   0.013
Quarter Ended September 30, 2004                          0.110   0.025
Quarter Ended June 30, 2004                               0.165   0.091
Quarter Ended March 31, 2004                              0.162   0.040

Holders of Common Equity.

     As of December 31, 2005, the Company had approximately 327 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2005 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     (a) Between October 21, 2005 and December 2, 2005, the Company granted options to purchase a total of 200,000,000 shares of common stock under its Stock Incentive Plan to two consultants of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at prices ranging from $0.004575 to $0.00975 per share. These options were valued at a total of $1,365,000 ($0.006825 per share).

     (b) On October 24, 2005, the Company sold 100,000,000 shares of common stock to a European investor for $3,000,000 ($0.03 per share).

     (c)  On November 28, 2005, the Company issued a total of
5,000,000 shares to a total of five employees of the Company as an incentive. These shares were valued at a total of $5,000 ($0.001 per share).

     No commissions were paid in connection with any of these sales. Except for (b) above, these sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D. The sale under subparagraph (b) was done as an offshore transaction under the provisions of Regulation S.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2005.

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

Overview.

     In March 2004, the Company launched its website www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website the Company runs ad campaigns designed to create awareness among our target consumers and to generate traffic to the website.

     The Company, through its website, is an online DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. We offer subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of approximately 40,000 DVD and video game titles. We offer subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. Our more popular subscription plan of $16.99 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our website which are then sent via U.S mail with a prepaid return mailer. Our service is an alternative to store- based video game rentals as we offer a high level of customer service, quality titles, and superior product availability.

     During the first three quarters in 2005, our monthly subscriber base remained at approximately 3,000 subscribers. During the last quarter of 2005, our subscriber base began to grow reaching approximately 6,000 subscribers by the end of 2005. We anticipate this growth to continue to a monthly basis ranging from 1,500 to 2,500 new subscribers per month to our overall subscriber base. The overall growth has been caused primarily through more awareness of the Company from ad campaigns.

     Part of this public awareness of the Company resulted from a service agreement we entered into with Circuit City Stores, Inc. in October 2005, which commenced in November 2005 and ends in March 2006. The agreement with Circuit City provided for a pilot program to be run in 27 retail stores and on the Circuit City website to promote services offered by us. On December 28, 2005, we entered into an amendment of the service agreement extending the pilot program until March 15, 2006. Although the overall number of subscribers obtained from the Circuit City service agreement was not considered significant in relation to the number of new subscribers added during the last quarter of 2005, we believe that our relationship with Circuit City brought more prominence and recognition to the Company. We will continue to seek similar relationships with nationally known companies or agencies to further brand the Company name.

     Our growth will require us in the future to make more significant capital investments in library content, distribution infrastructure and technology. Our current capacity will allow us to service approximately 15,000 monthly subscribers before significant investment as mentioned previously would be required. We currently monitor our monthly growth rate to ensure we properly anticipate the timing of making additional investment in our library content, distribution infrastructure and technology. We currently have four distribution centers located in Southern California, Colorado, Kentucky and Pennsylvania. As our subscriber base grows, we may seek to open additional distribution centers.

     We have evaluated and continue to evaluate our operations and operational needs. During 2005, we were able to favorably negotiate a new mailer envelope with the United States Postal Office that reduced our overall postage cost and increased the delivery turnaround time from seven to two days.

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

Results of Operations

(a)  Revenues.

     The Company reported revenues of $676,291 and $287,117 for the years ended December 31, 2005 and 2004, an increase of $389,174 or approximately 135%. Revenues were primarily derived from monthly subscription fees. Revenues increased in 2005 compared to 2004 primarily due to a full year of operations compared to three months of operations in 2004. During the course of 2005 our subscriber base averaged approximately 3,000 subscribers per month. We continue to focus on growing our subscriber base through marketing and affiliate partnership programs whereby a referral fee is paid for each new subscriber signed. Since our DVD and video games rental activities are limited, we are unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once we have more operational activity history, management will use churn as a measure to evaluate whether we are obtaining new subscribers while retaining our existing subscribers in accordance to our business plans.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $434,155 and $188,415 for the years ended December 31, 2005 and 2004, an increase of $245,740 or approximately 130%. Cost of revenues increased in 2005 compared to 2004 primarily due to a full year of operations compared to three months of operations in 2004. The cost of revenues in 2005, primarily were attributable to shipping materials, fulfillment expenses and mail delivery. We anticipate these three expenses to continue to comprise a significant portion of our overall cost of revenues. In October 2005, we changed our USPS mailer to better make use of the first class mail rates and have overall reduced our postage costs.

(c)  Advertising.

     The Company reported advertising expenses of $379,268 and $3,044,100 for the years ended December 31, 2005 and 2004, a decrease of $2,664,832 or approximately 87%. Such advertising consisted of online marketing, relationship(s) with retailers and direct marketing. Advertising costs decreased in 2005 as result of limited availability of resources for these purposes during 2005. However, we believe advertising expenses will increase by at least 150% in 2006 from 2005 levels.

(d)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of $1,923,999 and $2,137,428 for the years ended December 31, 2005 and 2004, a decrease of $213,429 or approximately 10%. Selling, general and administrative expenses were comprised primarily of related payroll expenses and contract services. These expenses decreased in 2005 compared to 2004 primarily due to reduced contract services that were replaced by Company employees hired during the last quarter of 2005. We believe selling, general and administrative expenses will increase in 2006 as result of increasing payroll expenses.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of $1,188,335 and $4,353,911 for the years ended December 31, 2005 and 2004, a decrease of $3,165,576 or approximately 73%. Decrease in consulting and professional fees in 2005 compared to 2004 was primarily a result of business consultants hired in 2004 to develop our business model.

(f)  Net Loss.

     The Company reported a net loss of $4,239,532 and $9,717,301 for the years ended December 31, 2005 and 2004, a decrease of $5,477,769 or approximately 56%, as result of the foregoing factors mentioned above. We anticipate having a recurring net loss for the next six to eight months in 2006.

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

Operating Activities.

     The net cash used in operating activities was $2,973,762 for the year ended December 31, 2005 compared to $2,294,760 for the year ended December 31, 2004, an increase of $679,002 or approximately 30%. This increase is attributed to many changes from year to year, including an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $1,470,021 for the year ended December 31, 2005 compared to $1,000,554 for the year ended December 31, 2004, an increase of $469,467 or approximately 47%. This increase is attributed to an increase in the purchase of DVD's and games library.

Liquidity and Capital Resources.

     As of December 31, 2005, the Company had total current assets of $6,210,917 and total current liabilities of $462,332, resulting in a working capital surplus of $5,748,585. As of that date, the Company had cash of $5,902,395. Our cash flow from financing activities for the year ended December 31, 2005 resulted in a surplus of $10,282,882. Overall, our cash flows for the year ended December 31, 2005 netted a surplus of $5,839,099. Our current cash balance will be sufficient to fund our operations for the next twenty months. However, we will continue to raise capital through either debt or equity instruments that will allow us the resources to increase our library content, distribution infrastructure and technology.

     The Company has $3,187,500 in stock subscriptions receivable that we believe we will be able to collect in the next twelve months. Furthermore, we currently have an effective registration statement under Form SB-2 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share of which approximately 8,233,000 shares still remain as of December 31, 2005 providing future funding of approximately $8,973,000.

Financing activities for 2004 and 2005:

     - The Company commenced a private placement on November 29, 2003 and sold 17,545,979 shares of common stock from that date to September 1, 2004 for a total consideration of approximately $619,000.

     - The Company commenced a private placement on September 24, 2004 and sold 1,443,990 shares of common stock from that date to October 31, 2004 for a total consideration of approximately $22,000.

     - From February 18, 2004 to August 31, 2004, options covering approximately 67,042,000 shares of common stock were exercised (average of $0.041 per share) into free trading stock under our Stock Incentive Plan, resulting in proceeds to us of approximately $2,764,000.

     - During 2005, options covering 540,000,000 shares of common stock were exercised (average of $0.006 per share) into free trading stock under Stock Incentive Plan, resulting in proceeds to us of approximately $2,845,000.

     Our continued operations, as well as the implementation of our business plan, will depend upon our ability to raise additional funds through bank borrowings and equity or debt financing. Our ability to continue as a going concern is dependent on additional sources of capital and the success of our business plan. In connection with our need for funding, we have entered into a financing arrangement with Golden Gate Investors. We entered into a Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) a $150,000 convertible debenture and (ii) warrants to buy 15,000,000 shares of our common stock.

     The investor provided us with an aggregate of $150,000 as follows:

     - $100,000 was disbursed to us on November 11, 2004; and

     - $50,000 was retained for services provided to our Company by various professionals, which was disbursed upon effectiveness of a registration statement on Form SB-2 (which was declared effective on September 12, 2005).

     The debentures bear interest at 4 3/4%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.015, we will have the option to prepay the debenture at 150% rather than have the debenture converted. If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.
During 2005, a total of 6,797,000 shares were issued related to the warrant providing us $7,409,203.

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

(b)  DVD's and Video Games Library.

     As of December 2005 the Company has purchased over $2,000,000 of inventory and makes available 40,000 DVD and video game titles. We acquire DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. We depreciate our DVD's and video games library on a straight-line basis over a twelve-month period. We currently have not assigned a salvage value since it is our intention to not sell our library. In the event that we do sell a portion of our library as result of slow moving title rentals, we will re-evaluate our policy of depreciation in relation to the salvage value.

(c)  Revenue Recognition and Cost of Revenue.

     Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

     Cost of subscription revenues consists of fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements.

(d)  Non-Cash Compensation Valuation.

     We intend to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in our statement of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2005, and for the year ended December 31, 2004 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) Effective on January 1, 2006, Smith & Company, the independent registered public accounting firm who was previously engaged as the principal accountant to audit the Company's financial statements, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Smith & Company. The decision to change principal accountants was approved by the Company's Audit Committee and subsequently approved by the Board of Directors.

     Smith & Company audited the Company's financial statements for the fiscal years ended December 31, 2004 and 2003. This firm's report on these financial statements was modified as to uncertainty that the Company will continue as a going concern; other than this, the accountant's report on the financial statements for those periods neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change, there were no disagreements with Smith & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred during the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period preceding such change.

     (b) On January 1, 2006, the Company engaged Child, Van Wagoner & Bradshaw, PLLC, as successor to Smith & Company, as its independent registered public accounting firm to audit the Company's financial statements. During the fiscal years ended December 31, 2004 and 2003, and the subsequent interim period prior to engaging this firm, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

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

ITEM 8B.  OTHER INFORMATION.

Corrected Disclosure for Form 10-QSB.

(a)  The Company reported the following in its September 30, 2005 Form 10-QSB:

     "(a)  On July 11, 2005, the Company issued to total of
     30,000,000 shares of common stock to five employees of the Company as a bonus. This stock had a total valuation of $150,000 ($0.005 per share)."

In August 2005, one of these employees resigned; her certificate for 1,000,000 shares was subsequently cancelled in October 2005.

(b)  The Company reported the following in its September 30, 2005 Form
10-QSB:

     "(b) Between July 11, 2005 and August 26, 2005, the Company issued options to purchase a total of 110,000,000 shares of common stock under its Stock Incentive Plan to two consultants of the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at prices ranging from $0.001 to $0.0023 per share. These options were valued at a total of $175,000 ($0.00159 per share)."

The correct number of shares that these options covered was 130,000,000.

Subsequent Event.

     On January 6, 2006, the Company adopted the 2006 Non-Employee Directors and Consultants Retainer Stock Plan, which registered
150,000,000 shares under a Form S-8 filed on January 17, 2006. Also, on that date, the Company adopted the 2006 Stock Incentive Plan, which registered 250,000,000 shares under that Form S-8.

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

     Arthur De Joya was appointed chief financial officer of the Company on July 9, 2004. Effective on September 30, 2004, Gary Hohman joined the Company to serve as its president in place of John Fleming. On December 27, 2004, I. Matt Sawaqed resigned as a director of the Company in order to focus his attention on other businesses in which he is involved. On that date, Mr. Hohman, was appointed to our board of directors.

     On February 3, 2005, Mr. Hohman resigned as president and a director of the Company in order to take the position of president of the Company's subsidiary, GameZnFlix Racing and Merchandising, Inc. (formerly known as AmCorp Group, Inc.); he subsequently resigned that position. On February 3, 2005, Donald Gallent was promoted to president of the Company to replace Mr. Hohman; he was also appointed as a director of the Company on that date.

John J. Fleming, Chief Executive Officer/Secretary/Director.

     Mr. Fleming, age 56, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years (before joining GameZnFlix in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

Donald N. Gallent, President/Director.

     Mr. Gallent, age 33, has been working for the Company since early August 2004, first as consultant and then in December 2004 becoming a full time employee as vice president of web operations prior to his appointment as president. Prior to joining the Company, Mr. Gallent was the owner of Fourthturn Collective of Nashville, Tennessee, an eBusiness strategy and development firm, from October 2001 to November 2004. From March 2000 to October 2001, he worked for XOR, Inc., an eBusiness strategist and account manager. From June 1997 to March 2000, Mr. Gallent served as general manager and vice president of Thinktivity Interactive/Frank Best & Ingram.

Arthur De Joya, Chief Financial Officer.

     Mr. De Joya, age 40, has over 12 years of experience in both public and private accounting mainly working with publicly traded companies. Mr. De Joya's experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies. His experience in public accounting was partner-in-charge of the audit practice for L.L. Bradford & Company, LLC (the 8th largest accounting firm in the Las Vegas area) for approximately 5 years, ending in April 2003; from that date to the present, he has worked as an independent accountant. Prior to L.L. Bradford & Company, LLC, Mr. De Joya was employed with KPMG LLP working with many large publicly traded companies.

     Mr. De Joya received his B.S. and B.A. degrees from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada, and is a registered accountant with the Public Company Accounting Oversight Board. He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Mark Crist, Director.

     Mr. Crist, 47, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

     Mr. Crist held the position of chief executive officer and president of GamesGalore.com from 1996 to 2001, a company that among other things supplies trivia contest content to users of America Online. Since May of 2001, he has served as president and director of Diamond Hitts Production, Inc. (Pink Sheets: DHTT). Mr. Crist is an alumnus of California State University at Northridge.

Compliance with Section 16(a) of the Securities Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) during fiscal 2005, and certain written representations from executive officers and directors, the Company is aware of the following required reports that have not been timely filed: (a) Form 4 for Mr. Crist to report the acquisition of 2,000,000 shares of common stock on July 14, 2005; (b) Form 4 for Mr. Crist to report the sale of 1,000,000 shares of common stock on December 7, 2005 and 1,000,000 shares of common stock on December 14, 2005; and (c) Form 4 for Mr. De Joya to report the acquisition of 5,000,000 shares of common stock from the Company. A Form 5 has been prepared by Mr. Crist for filing with the SEC to cover his transactions; a Form 4 has been filed with the SEC by Mr. De Joya. Other than this, the Company is unaware of any other required reports that were not timely filed. The December 31, 2004 Form 10-KSB should have correctly reported that the Form 3 of Gary Hohman was filed late (not that of Mr. Gallent)

Code of Ethics.

     The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, our board of directors intends to establish various committees during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to our Chief Executive Officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005 and for the two prior years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#) (4)       ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

John J. Fleming, 2005   $200,000   -         -               -             -             -         -
CEO (1)          2004   $115,369   -         -               -          5,000,000        -         -
                 2003       -      -         -               -             -             -         -

Donald N.        2005   $175,000   -         -            $140,000(3)      -             -         -
Gallent,
Pres. (2)


(1) Mr. Fleming was appointed chief executive officer and a director on September 12, 2002.

(2)  Mr. Gallent was appointed president and a director on February 3, 2005.

(3) On March 11, 2005, the Company issued 20,000,000 restricted shares of common stock to Mr. Gallent as an employment incentive. These shares were valued at $140,000 ($0.007 per share).

     Directors of the Company do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors.

Employment Contracts.

     The Company has entered into employment agreements with its chief executive officer and president. For a further discussion about these agreements, please see Certain Relationships and Related Transactions.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by the Company.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of December 31, 2005 (3,291,733,490 issued and outstanding) by (i) all shareholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                                                    Owner (1)

Common Stock  John Fleming                        126,400,000 (2)      3.84%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Donald N. Gallent                   25,000,000 (3)       0.76%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Arthur De Joya                      10,000,000 (4)       0.30%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Mark Crist                                   0           0.00%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Shares of all directors and        161,400,000           4.90%
              executive officers as a group (4
              persons)

(1) Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 3,291,733,490 shares issued and outstanding on December 31, 2005 divided by the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

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

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted two equity compensation plans (neither of which has been approved by our shareholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 7 to this plan on July 13, 2005). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering our business and by aligning their economic interests more closely with those of our shareholders, by paying their retainer or fees in the form of shares of common stock. As December 31, 2005, all 575,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC; 127,573,488 shares were issued during fiscal year 2005. As of December 31, 2004, there were 220,000,000 shares of common stock remaining to be issued under this plan.

(b)  Stock Incentive Plan.

     On April 25, 2003, the Company adopted a Stock Incentive Plan
(the Company adopted Amendment No. 4 to this plan on July 13, 2005).
This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 600,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the Securities and Exchange Commission. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

     During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2005. During 2005, the Company granted options for 540,000,000 shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000. As of December 31, 2005, there were options for 30,000,000 shares that remain unexercised, which result in 30,000,000 shares remaining to be issued under this plan.

                  Equity Compensation Plan Information
                          December 31, 2005

                                                              Number of
                                                              Securities
                                                               Remaining
                     Number of                             available for future
                 securities to be                           issuance under
                    issued upon       Weighted-average          equity
                    exercise of       exercise price of      compensation
                    outstanding         outstanding         plans (excluding
                 options, warrants    options, warrants    securities reflected
                     and rights          and rights           in column (a))
Plan category           (a)                 (b)                     (c)

Equity
compensation
plans
approved by
security holders         0                   0                       0

Equity
compensation
plans not
approved by
security holders         0                   0                Director's and
                                                              Consultant's
                                                              Stock Plan:
                                                              220,000,000
                                                              shares; Stock
                                                              Incentive Plan:
                                                              30,000,000 shares

Total                    0                   0                Director's and
                                                              Consultant's
                                                              Stock Plan:
                                                              220,000,000
                                                              shares; Stock
                                                              Incentive Plan:
                                                              30,000,000 shares

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On July 14, 2004, the Company entered into a Consulting Services Agreement with De Joya & Company, Inc., which is controlled by Mr. De Joya (see Exhibit 10.1). This agreement covers the services provided to the Company by Mr. De Joya as chief financial officer. Under this agreement, the Company agrees to pay $2,000 each month and 500,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement.

     (b) On October 1, 2004, the Company entered into an Employment Agreement with Mr. Hohman (see Exhibit 10.2). Under this agreement, which had a term of three years, Mr. Hohman was to receive a salary of $120,000 per year. He was also to receive additional compensation, including full health insurance for him and his family, four weeks per year paid vacation time, and stock options, at the discretion of the Company's board of directors. However, Mr. Hohman resigned as president of the Company in February 2005 and as president of its subsidiary, GameZnFlix Racing and Merchandising, Inc., in March 2005; therefore, this agreement is no longer in force.

     (c) On December 31, 2004, the Company issued options covering a total of 20,000,000 shares of common stock under our Stock Incentive Plan to five employees of the Company, including our chief executive officer, our president, and our chief financial officer, for services rendered to the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of two years after the grant at $0.007 per share.

     (d) On March 11, 2005, the Company issued 20,000,000 restricted shares of common stock to Mr. Gallent as an employment incentive.
These shares were valued at $140,000 ($0.007 per share).

     (e) On July 14, 2005, the Company issued 2,000,000 shares of free trading common stock to Mr. Crist under our Non-Employee Directors and Consultants Retainer Stock Plan to compensate him for services as a director for the Company. These shares were valued at $7,000 ($0.0035 per share).

     (f) On August 1, 2005, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see Exhibit 10.3). This agreement also covers the services provided to the Company by Mr. De Joya as chief financial officer. Under this agreement, the Company agrees to pay $3,000 each month and 5,000,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. On December 2, 2005, the Company issued 5,000,000 shares of common stock to Mr. De Joya under our Non-Employee Directors and Consultants Retainer Stock Plan in compliance with that agreement. These shares were valued at $24,500 ($0.0049 per share).

     (g)  On September 25, 2005, the Company entered into an
Employment Agreement with Mr. Fleming, its chief executive officer
(see Exhibit 10.4). Under the terms of this agreement, the Company will pay Mr. Fleming an annual salary of $200,000 (with a 15% annual increase during the term of the agreement as established by the board of directors) and provide certain benefits as set forth in the agreement. In the event that the board of directors votes to remove
Mr. Fleming from employment by the Company, he would receive certain compensation, including restricted shares of common stock of the Company.

     (h) On September 25, 2005, the Company also entered into an Employment Agreement with Mr. Gallent, its president (see Exhibit 10.5). Under the terms of this agreement, the Company will pay Mr. Gallent an annual salary of $175,000 (with a 15% annual increase during the term of the agreement as established by the board of directors) and provide certain benefits as set forth in the agreement. In the event that the board of directors votes to remove Mr. Gallent from employment by the Company, he would receive certain compensation, including restricted shares of common stock of the Company.

     (i) The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office (which is provided to the company without cost).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Smith & Company (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2005: $43,682; 2004: $39,217.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Mr. Fleming and Mr. De Joya, neither of which is an independent director. The audit committee has not adopted a written charter. Mr. De Joya has been designated as the Audit Committee's "financial expert" in compliance with Item 401(e) of Regulation S-B.

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

                                       GameZnFlix, Inc.


Dated: February 1, 2006                By: /s/ John Fleming
                                       John Fleming, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                    Title                          Date

/s/  John Fleming        Chief Executive                  February 1, 2006
John Fleming             Officer/Secretary/Director

/s/  Donald N. Gallent   President/Director               February 1, 2006
Donald N. Gallent

/s/  Arthur De Joya      Chief Financial Officer          February 1, 2006
Arthur De Joya           (principal financial and
                         accounting officer)

/s/  Mark Crist          Director                         February 1, 2006
Mark Crist

                       CHILD, VAN WAGONER & BRADSHAW, PLLC
                            5296 S. Commerce Dr., #300
                           Salt Lake City, Utah 84107
                                   (801)281-4700

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheet of GameZnFlix, Inc. and Subsidiaries (a Nevada corporation) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameZnFlix, Inc. and Subsidiaries as of December 31, 2005 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/  Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
January 31, 2006


                              GAMEZNFLIX, INC.
                         CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 2005

                                    ASSETS

Current assets
Cash                                                        $  5,902,395
Accounts receivable                                               62,500
Inventory                                                         72,485
Prepaid expenses                                                  34,022
Other assets                                                     139,515

Total current assets                                           6,210,917

DVD's and video games library, net                               786,859
Fixed assets, net                                                506,965

Total assets                                                   7,504,741

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                            199,751
Deferred revenue                                                  56,493
Note payable - related party                                     175,000
Customer deposits                                                     --
Convertible debenture, net of unamortized
debt discounts of $50,939                                         31,088

Total current liabilities                                        462,332

Long-term liabilities                                                 --

Total liabilities                                                462,332

Commitments and contingencies                                         --

Stockholders' equity
Common stock; $0.001 par value; 4,000,000,000
   shares authorized, 3,291,733,490 issued
and outstanding                                                3,291,733
Additional paid-in capital                                    29,776,675
Stock subscriptions receivable                                (3,187,500)
Prepaid fees paid with common stock                              (95,833)
Accumulated deficit                                          (22,742,666)

Total stockholders' equity                                     7,042,409

Total liabilities and stockholders' equity                     7,504,741

       See accompanying Notes to Consolidated Financial Statements


                               GAMEZNFLIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Year Ended      For the Year Ended
                                                                  December 31, 2005       December 31, 2004
Revenues                                                            $   676,291                $   287,117
Cost of revenues                                                        434,155                    188,415
Gross profit                                                            242,136                     98,702

Operating expenses
Advertising                                                             379,268                  3,044,100
Consulting and professional fees                                      1,188,335                  4,353,911
Depreciation and amortization                                           966,409                    372,842
Selling, general and administrative                                   1,923,999                  2,137,428
Total operating expenses                                              4,458,011                  9,908,281

Loss from operations                                                 (4,215,875)                (9,809,579)

Other income (expense)
Interest expense                                                        (11,652)                    (2,643)
Interest income                                                           9,365                        916
Other income (expense)                                                  (21,370)                    94,005
Total other income (expense)                                            (23,657)                    92,278

Loss before provision for income taxes                               (4,239,532)                (9,717,301)

Provision for income taxes                                                   --                         --

Net loss                                                             (4,239,532)                (9,717,301)

Loss per common share - basic and diluted                                 (0.00)                     (0.02)

Weighted average common shares outstanding -
basic and diluted                                                 1,176,946,498                583,437,443



               See accompanying Notes to Consolidated Financial Statements


                                         GAMEZNFLIX, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                                       Additional      Stock         Prepaid                             Total
                                       Common Stock     Paid-In     Subscriptions   Consulting         Accumulated    Stockholders'
                                    Shares      Amount  Capital       Receivable     Expenses            Deficit         Equity
Balance, December 31, 2003      481,474,211   $ 481,474  $ 8,574,047  $        --     $   (937,500)      $ (8,785,833)  $  (667,812)

Prepaid fees expensed during
the year                                 --          --           --           --          937,500                 --       937,500

Issuance of stock related to
   satisfaction of debt             600,000         600       30,425           --               --                 --        31,025

Issuance of stock for legal
   and consulting services       79,803,524      79,804    6,076,693           --               --                 --     6,156,497

Issuance of stock related to
exercise of options
  and warrants                   67,042,294      67,042    2,696,923     (115,549)              --                 --     2,648,416

Issuance of stock through
private placements,
  weighted average price of
$0.015 per share                 18,281,636      18,282      610,503           --               --                --        628,785

Detachable warrant and
beneficial conversion
  feature related to
convertible debenture                    --          --      122,667           --               --                --        122,667

Net loss                                 --          --           --           --               --        (9,717,301)    (9,717,301)

Balance, December 31, 2004      647,201,665     647,202   18,111,258     (115,549)              --       (18,503,134)       139,777

Issuance of common stock for
services,
  weighted average price of
$0.004                          182,573,488     182,573      568,172           --          (95,833)              --         654,912

Issuance of common stock to
satisfy debt, $0.01             11,800,000       11,800      106,200           --               --               --         118,000

Issuance of common stock
related to stock
  subscription agreement
weighted
  average price of $0.03       100,000,000      100,000    2,900,000    (3,000,000)             --               --              --

Issuance of common stock
related to
  exercise of options,
weighted
  average price of $0.006      540,000,000      540,000    2,492,000      (187,500)             --              --        2,844,500

Issuance of common stock
related to
  debt conversion totaling
$67,974 and
  exercise of related stock
warrants at
  $1.09 per share - Golden
Gate Investors, Inc.         1,810,158,337    1,810,158    5,599,045            --               --             --       7,409,203

Proceeds from stock
subscriptions
  receivable                            --           --           --       115,549               --             --         115,549

Net loss                                --           --           --            --               --     (4,239,532)     (4,239,532)

Balance, December 31, 2005   3,291,733,490    3,291,733   29,776,675    (3,187,500)         (95,833)   (22,742,666)      7,042,409



                   See accompanying Notes to Consolidated Financial Statements


                                         GAMEZNFLIX, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 For the Year Ended      For the Year Ended
                                                                  December 31, 2005       December 31, 2004
Cash flows from operating activities:
Net loss                                                             $ (4,239,532)           $ (9,717,301)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                                                  654,912               7,099,599

Debt discount amortization related to
convertible debenture                                                      93,460                      --

Depreciation and amortization                                             966,409                 367,240

Changes in operating assets and liabilities:
Change in accounts receivable                                              5,744                   (3,674)

Change in stock subscription receivable                                       --                   20,000

Change in inventory                                                      (44,657)                (145,366)

Change in prepaid expenses                                                95,166                 (225,020)

Change in other assets                                                   (77,095)                  62,664

Change in accounts payable and accrued expenses                         (484,662)                 247,098

Change in deferred revenue                                                56,493                       --

Net cash used in operating activities                                 (2,973,762)              (2,294,760)

Cash flows from investing activities:
Purchase of DVD's & games library                                     (1,199,785)                (690,863)

Purchase of fixed assets                                                (270,236)                (309,691)

Net cash used in investing activities                                 (1,470,021)              (1,000,554)

Cash flows from financing activities:
Payments on notes payable                                                     --                   (4,975)

Payments on related party notes payable                                  (86,370)                      --

Proceeds on notes payable                                                     --                   42,605

Proceeds from stock issuances                                         10,369,252                3,277,201

Net cash provided by financing activities                             10,282,882                3,314,831

Net change in cash and cash equivalents                                5,839,099                   19,517

Cash, beginning of period                                                 63,295                   43,778

Cash, end of period                                                    5,902,394                   63,295




                See accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2005 AND 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Organization

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

Nature of Business

The Company provides online movies (also referred to as "DVD") and video game rentals to subscribers through its internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. All titles in the library used to provide rentals to subscribers are owned by the Company and are further described in these Notes in the section titled "DVD's and Video Games Library." In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online movie and video game rental industry. Subscribers of gameznflix.com are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky and its movie and games rental shipping facilities in California, Colorado, Kentucky, and Pennsylvania.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: GameZnFlix Racing and Merchandising, Inc. (formerly known as AmCorp Group, Inc.), a Nevada corporation, Naturally Safe Technologies, Inc., a Nevada corporation ("NSTI"), and Veegeez.com, LLC, a California limited liability company. All intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

The fair value of the Company's cash, accounts receivable, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity.

Cash and Cash Equivalents

The Company maintains cash balances in accounts with well-respected institutions. There are times when the balances exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2005.

Inventory

Inventory consists of DVD and video game products for sale. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

Property, Plant, and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally from three years to five years, and forty years for a building.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and recorded impairment charges during fiscal year 2004 related to certain assets in its subsidiary NSTI which have been reflected within selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2004.

DVD's and Video Games Library

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

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD's and video games. This loss is shown in the cost of sales section of the Statements of Operations. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Revenue Recognition and Cost of Revenue

Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements. DVD sales are considered non-significant and an incidental part of the business. Therefore, sales and related expenses were not separately accounted for.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the Company's fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company's DVD's and video games library.

Advertising Costs

The Company expenses all costs of advertising as incurred.
Advertising costs for the years ended December 31, 2005 and 2004 were $379,268 and $3,044,100, respectively.

Income Taxes

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

At December 31, 2005, the Company has net operating loss carry forwards totaling approximately $15,000,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive, as they were during 2005 and 2004. During 2005 and 2004, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 30,000,000 and 28,761,468, respectively.

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

Stock-Based Compensation

Up through December 31, 2005, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Recent Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs," an amendment of Accounting Research Bulletin No. 43, Chapter 4. SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company's operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on the Company's operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) is effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company is unable to determine at this time the impact SFAS No. 123(R) will have on its balance sheet or income statements.

NOTE 2 - DVDS AND VIDEO GAMES LIBRARY

DVD's and video games library as of December 31, 2005 consisted of the following:

DVD's and video games library                       $2,041,277
Less accumulated amortization                       (1,254,418)

DVD's and video games library, net                  $  786,859

NOTE 3 - FIXED ASSETS

Fixed assets as of December 31, 2005 consisted of the following:

Computers and software                              $   93,564
Furniture and fixtures                                  46,343
Automobiles                                             83,662
Office building                                        367,963
                                                       591,532
Less accumulated depreciation                          (84,567)

Fixed assets, net                                   $  506,965

NOTE 4 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of December 31, 2005 consists of a promissory note payable totaling $175,000 to an investor, due on demand (past due maturity and in default), secured by assets of NSTI and bears no interest.

NOTE 5 - CONVERTIBLE DEBENTURE

As of December 31, 2005, a convertible debenture totaling $82,027 matures November 2007, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price shall be based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to warrants to purchase 15,000,000 shares of common stock at an exercise price of $1.09 per share. In accordance with Emerging Issues Task Force No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $44,870 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 207%. The face amount of the debt of $150,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $105,130 and $44,870, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which attributed to $27,333 and $77,797, respectively. The combined total discount is $122,667, which is being amortized and treated as financing cost over the term of the convertible debt using the effective interest method. For the years ended December 31, 2005 and 2004, the Company has amortized a total of $66,126 and $5,602, respectively.

NOTE 6 - STOCK SUBSCRIPTIONS RECEIVABLE

As of December 31, 2005, stock subscriptions receivable totaling
$3,187,500 consist of three investors whereby approximately
163,846,000 shares of common stock had been issued related to these receivable balances. The Company's management has reviewed and evaluated these receivable balances and believes there is no collectibility issue with regards to such receivable.

NOTE 7 - STOCK COMPENSATION PLANS

(a) On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 7 to this plan on July 13. 2005). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering its business and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. As of December 31, 2004, all 575,000,000 shares of common stock authorized under this plan have been registered as a result of various Forms S-8 filed with the Securities and Exchange Commission. 127,573,488 shares were issued under this plan during fiscal year 2005. As of December 31, 2005, there were 220,000,000 shares of common stock remaining to be issued under this plan.

(b)  On April 25, 2003, the Company adopted a Stock Incentive Plan
(the Company adopted Amendment No. 4 to this plan on July 13, 2005).
This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 600,000,000 shares of common stock authorized under this plan have been registered as a result of various Forms S-8 filed with the Securities and Exchange Commission. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2005. During 2005, the Company granted options for 540,000,000 shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000. As of December 31, 2005, there were options for 30,000,000 shares that remain unexercised, which result in 30,000,000 shares remaining to be issued under this plan.

(c) The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Therefore, the Company continues to account for stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined based upon the fair value of the awards at the grant date consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would not have been changed. With respect to options granted to outside consultants, the Company uses the Black-Scholes method of calculating the fair value for purposes of recording compensation. Because the eventual exercise price of the options was so much higher than the market price of the stock on the grant date, there is no value to assign to the options, and no compensation has been recognized.

NOTE 8 - SUBSEQUENT EVENTS

On January 6, 2006, the Company adopted the 2006 Non-Employee
Directors and Consultants Retainer Stock Plan, which registered
150,000,000 shares under a Form S-8 filed on January 17, 2006. Also, on that date, the Company adopted the 2006 Stock Incentive Plan, which registered 250,000,000 shares under that Form S-8.

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

4.30 2006 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 6, 2006 (incorporated by reference to
        Exhibit 4.1 of the Form S-8 fled on January 17, 2006.

4.31    2006 Stock Incentive Plan, dated January 6, 2006
        (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 17, 2006).

10.1    Consulting Services Agreement between the Company and De
        Joya & Company, Inc., dated July 9, 2004 (filed herewith).

10.2 Employment Agreement between the Company and Gary Hohman, dated October 1, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 8, 2004).

10.3    Consulting Services Agreement between the Company and De
        Joya & Company, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 1, 2006).

10.4    Employment Agreement between the Company and John J.
        Fleming, dated September 25, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 28, 2005).

10.5    Employment Agreement between the Company and Donald N.
        Gallent, dated September 25, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 28, 2005).

10.6 Services Agreement between the Company and Circuit City Stores, Inc., dated October 4, 2005 (including Exhibit A:
        Standard Terms and Conditions; and Exhibit C: Test Locations) (excluding Exhibit B: Service and Fee Schedule) (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 6, 2005).

10.7 Amendment #1 to Services Agreement between the Company and Circuit City Stores, Inc., dated December 28, 2005
        (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on January 5, 2006).

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

16.2 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

16.6    Letter on Change in Certifying Accountant, dated
        January 2, 2006 (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21 Subsidiaries of GameZnFlix (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23      Consent of independent registered public accounting firm
        (filed herewith).

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