Form 10QSB
period 2006-03-31
GAMEZNFLIX INC
filed 2006-04-25
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 0-29113

                               GAMEZNFLIX, INC.
              (Exact Name of Company as Specified in its Charter)

                  Nevada                                      90-0224051
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

     As of March 31, 2006, the Company had 4,092,801,568 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X   .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF MARCH 31, 2006                                       3

                  CONSOLIDATED STATEMENTS OF
                  OPERATIONS (UNAUDITED) FOR
                  THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                          5

                  CONSOLIDATED STATEMENTS OF
                  CASH FLOWS (UNAUDITED) FOR
                  THE THREE MONTHS ENDED
                  MARCH 31, 2006 AND MARCH 31, 2005                          6

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)                                     7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9

         ITEM 3.  CONTROLS AND PROCEDURES                                   22

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         23

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            23

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           23

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       23

         ITEM 5.  OTHER INFORMATION                                         23

         ITEM 6.  EXHIBITS                                                  23

SIGNATURES                                                                  24

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                GAMEZNFLIX, INC.
                           CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2006
                                 (Unaudited)

                                   ASSETS

Current assets
Cash                                                            $ 5,340,867
Certificates of deposit                                           3,000,000
Accounts receivable                                                  62,500
Note receivable                                                     770,000
Inventory                                                            79,254
Prepaid expenses                                                    229,853
Other assets                                                        736,837

Total current assets                                             10,219,311

DVD's and video games library, net                                1,055,290
Fixed assets, net                                                   623,329
Other assets                                                        118,650

Total assets                                                    $12,016,580

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                           $   440,496
Deferred revenue                                                     61,510
Note payable - related party                                        175,000
Customer deposits                                                        --
Convertible debenture, net of unamortized debt
   discounts of $21,547                                              18,443

Total current liabilities                                           695,449

Long-term liabilities                                                    --

Total liabilities                                                   695,449

Commitments and contingencies                                            --

Stockholders' equity
Common stock; $0.001 par value;
25,000,000,000 shares authorized, 4,092,801,568 issued
and outstanding                                                   4,092,801
Additional paid-in capital                                       34,778,277
Stock subscriptions receivable                                   (3,150,000)
Prepaid fees paid with common stock                                 (68,333)
Accumulated deficit                                             (24,331,614)

Total stockholders' equity                                       11,321,131

Total liabilities and stockholders' equity                     $ 12,016,580

See Accompanying Notes to Consolidated Financial Statements


                              GAMEZNFLIX, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                     2006              2005

Revenues                                          $  403,610     $   160,773
Cost of revenues                                     176,613         138,261
Gross profit                                         226,997          22,512

Operating expenses
Advertising                                          238,328              --
Consulting and professional fees                     489,267         197,906
Depreciation and amortization                        451,488         221,343
Selling, general and administrative                  659,185         279,098

Total operating expenses                           1,838,268         698,347

Loss from operations                              (1,611,271)       (675,835)

Other income (expense)
Interest expense                                      (3,808)             --
Interest income                                       25,872             131
Other income (expense)                                   259              --

Total other income (expense)                          22,323             131

Loss before provision for income taxes            (1,588,948)       (675,704)

Provision for income taxes                                --              --

Net loss                                         $(1,588,948)     $ (675,704)

Loss per common share - basic and diluted        $     (0.00)     $    (0.00)

Weighted average common shares outstanding -
basic and diluted                              3,585,247,433     633,746,331

See Accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                   For the Three Months Ended
                                                           March 31,
                                                     2006              2005

Cash flows from operating activities:
Net loss                                         $(1,588,948)     $  (675,704)

Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation                             272,167           45,967

Debt discount amortization related
to convertible debenture                              29,392               --
Depreciation and amortization                        451,488          221,343
Changes in operating assets and liabilities:
Change in accounts receivab                               --            5,744
Change in stock subscription receivable               37,500           10,549
Change in inventory                                   (6,769)              --
Change in prepaid expenses                          (168,332)         121,616
Change in other assets                              (715,972)         123,410
Change in accounts payable and accrued expenses      240,745         (210,258)
Change in deferred revenue                             5,018               --

Net cash used in operating activities             (1,443,711)        (357,333)

Cash flows from investing activities:
Purchase of DVD's and games library                 (695,180)        (149,937)
Purchase of fixed assets                            (141,103)         (75,915)
Investment in certificates of deposit             (3,000,000)              --
Investment in note receivable                       (770,000)              --
Net cash used in investing activities             (4,606,283)        (225,852)

Cash flows from financing activities:
Payments on notes payable                            (42,037)              --
Payments on related party notes payable                   --         (109,983)
Proceeds on notes payable                                 --           27,079
Proceeds from related party notes payable                 --               --
Proceeds from stock issuances                      5,530,503          680,451

Net cash provided by financing activities          5,488,466          597,547

Net change in cash and cash equivalents             (561,528)          14,362

Cash, beginning of period                          5,902,395           63,295

Cash, end of period                               $5,340,867       $   77,657

See Accompanying Notes to Consolidated Financial Statements


                                 GAMEZNFLIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2005.

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

History - The Company provides online digital video disk ("DVD") movie and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky and its movie and games rental shipping facilities in California, Colorado, Kentucky, Maryland, and Massachusetts.

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

DVD's and Video Games Library - DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve month period. The Company has no immediate plans to have any part of its DVD's and video games library sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD's and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

3.  NOTE RECEIVABLE

A note receivable totaling $770,000 at March 31, 2006, is from an unrelated third party business entity with interest rate of 12% , secured with assets of the third party business entity, and both principal and interest due in January 2007.

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

Overview.

     In March 2004, the Company launched its website, http://www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among its target consumers and to generate traffic to the website.

     The Company, through its website www.gameznflix.com, is an online digital video disk ("DVD") movie and video game sales and rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of approximately 40,000 DVD and video game titles. The Company offers subscribers several different subscription plans, ranging from $8.99 per month to $16.99 per month. The more popular subscription plan of $16.99 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at the Company website which are then sent via U.S mail with a prepaid return mailer. The Company's service is an alternative to store- based video game rentals as the Company offers a high level of customer service, quality titles, and superior product availability.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services offered by the Company. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of the Company's services to all the Circuit City Stores beginning in May 2006 with an anticipated complete rollout to all the stores by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program Circuit City service agreement was not considered significant in relation to the number of new subscribers added during the quarter ended 2005 and first quarter ended 2006, the Company believes that its relationship with Circuit City brought more prominence and recognition to the Company. The Company will continue to seek similar relationships with nationally known companies or agencies to further brand the company name.

     Increasing growth will require the Company in the future to make more significant capital investment in library content, distribution infrastructure and technology. The Company's current capacity will allow it to service approximately 15,000 monthly subscribers before significant investment would be required. The Company currently monitors its monthly growth rate to ensure it properly anticipates the timing of making additional investment in library content, distribution infrastructure and technology. The Company currently has five distribution centers, located in Southern California, Colorado, Kentucky, Maryland, and Massachusetts. If the subscriber base grows, the Company may seek opening additional distribution centers.

     Management has evaluated and continues to evaluate the Company's operations and operational needs. During 2005, the Company was able to negotiate a new mailer envelope with the United States Postal Service ("USPS") that reduced the Company's overall postage cost and increased the delivery turnaround time from 7 to 2 days.

     The Company believes that its planned growth and profitability will depend in large part on its ability to promote its services, gain subscribers and expand its relationships with current subscribers. Accordingly, the Company intends to focus its attention and investment of resources in marketing, strategic partnerships and development of the subscriber base. If the Company is not successful in promoting its services and expanding its subscriber base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $403,610 and $160,773 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $242,837 or approximately 150%. Gross revenues were derived mainly from monthly subscription fees. This increase was primarily due to a greater increase in the subscriber base compared to same period in 2005, fueled by more market awareness of the Company's services. During the first quarter of 2006, the Company's subscriber base averaged approximately 8,000 subscribers per month as compared with approximately 3,000 in the same period of the prior year.

     The Company continues to focus on growing its subscriber base through marketing an affiliate partnership program, whereby a referral fee is paid for each new subscriber signed. Since the Company's DVD and video games rental activities are limited, it is unable to provide any meaningful churn figures. Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. Once the Company has more operational activity history, management will use churn as a measure to evaluate whether the Company is obtaining new subscribers while retaining existing subscribers in accordance to its business plans.

(b)  Cost of Revenues.

     The Company had cost of revenues of $176,613 and $138,261 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $38,352 or approximately 28%. Cost of revenues decreased as a percentage of gross revenues during the first quarter of 2006 compared to the same period in 2005 primarily due to a decrease in the Company's mail delivery expense and providing the fulfillment services internally rather than having it outsourced in the prior year. In October 2005, the Company changed its USPS mailer to better make use of the first class mail rates and have overall reduced postage costs. During the third quarter of 2005, the Company terminated its outsourced fulfillment services and brought it in internally, which provided the Company better management of costs and fulfilling subscribers' order requests.

(c)  Advertising.

     The Company had advertising expenses of $238,328 and $0 for the quarters ended March 31, 2006 and 2005, respectively. Such advertising consisted of direct marketing through print, radio and online internet advertising. The Company believes advertising expenses will continue to increase by at least 15% during 2006.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $659,185 and $279,098 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $380,087 or approximately 136%. Selling, general and administrative expenses are comprised primarily of related payroll expenses and contract services. Although selling, general and administrative expenses increased during the first quarter of 2006 compared to the same period in 2005, they decreased as a percentage of gross revenues by approximately 10% compared to the prior year. The Company believes selling, general and administrative expenses will increase in 2006 but in smaller proportion to overall gross revenues on a percentage basis.

(e)  Consulting and Professional Fees.

     The Company had consulting and professional fees of $489,267 and $197,906 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $291,361 or approximately 147%. This increase in consulting and professional fees was primarily a result of additional business consultants utilized during 2006 to aid in developing a more effective marketing program.

(f)  Net Losses.

     The Company had net losses of $1,588,948 and $675,704 for the quarters ended March 31, 2006 and 2005, respectively, an increase of $913,244 or approximately 135%. This increase is the result of the factors discussed above. The Company anticipates having recurring net losses during 2006.

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

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and its ability to continue to operate its business.

     The Company is also subject to the following specific factors that may affect its operations:

(a)  Ability to Attract and Retain Subscribers Will Affect the
Company's Business.

     The Company must continue to attract and retain subscribers. To succeed, the Company must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Company's ability to attract and retain subscribers will depend in part on its ability to consistently provide its subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the Company introduces new services that are not favorably received by them, it may not be able to attract or retain subscribers. If the efforts to satisfy its existing subscribers are not successful, the Company may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

     The Company must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to the Company's service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. The Company must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many subscribers cancel the Company's service, or if the Company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, the Company may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company's use of five shipping centers and the associated software and procedural upgrades, the Company has reduced the transit time of DVD's and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company established additional planned shipping centers or further refines its distribution process, it may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond the Company's control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the Company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The "GameZnFlix" brand is young, and the Company must continue to build strong brand identity. To succeed, the Company must continue to attract and retain a number of owners of DVD and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to its service through its website. The Company may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Company believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If the Company's efforts to promote and maintain its brand are not successful, its operating results and ability to attract and retain subscribers will be affected adversely.

(b) Inability to Use Current Marketing Channels May Affect Ability to Attract New Subscribers.

     The Company may not be able to continue to support the marketing of its service by current means if such activities are no longer available or are adverse to the business. In addition, the Company may be foreclosed from certain channels due to competitive reasons. If companies that currently promote the Company's service decide to enter the Company's line of business or a similar business, the Company may no longer be given access to such channels. If the available marketing channels are curtailed, the Company's ability to attract new subscribers may be affected adversely.

(c)  Selection of Certain Titles by Subscribers.

     Certain titles cost the Company more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

(d)  Mix of Acquisition Sources May Affect Subscriber Levels.

     The Company utilizes a mix of incentive-based and fixed-cost marketing programs to promote its service to potential new subscribers. The Company obtains a portion of its new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While the Company opportunistically adjusts its mix of incentive-based and fixed-cost marketing programs, it attempts to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, the Company has been able to manage its acquisition cost per subscriber; however, if it is unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase.

(e)  Competition May Affect the Business of the Company.

     The market for on-line rental of DVD's and games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with the Company's products or services. Also, some competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving current services and maintaining customer satisfaction. Such investment will increase the Company's expenses and may affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which may have a material adverse effect on its revenue and future profitability.

(f) Any Significant Disruption in Service on the Company's Website Could Result in a Loss of Subscribers.

     Subscribers and potential subscribers access the Company's service through its website, where the title selection process is integrated with the delivery processing systems and software. The Company's reputation and ability to attract, retain and serve its subscribers is dependent upon the reliable performance of the website, network infrastructure and fulfilment processes. Interruptions in these systems could make the website unavailable and hinder the Company's ability to fulfil selections. Service interruptions or the unavailability of the website could diminish the overall attractiveness of the subscription service to existing and potential subscribers.

     The Company's servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, its data from these attacks; this includes several layers of security in place for the Company's protection and that of its members' data. The Company also has procedures in place to ensure that the latest security patches and software are running on its servers - thus maintaining another level of security.

     Any attempts by hackers to disrupt the website service or the internal systems, if successful, could harm the business, be expensive to remedy and damage the Company's reputation. The Company does not have an insurance policy that covers expenses related to direct attacks on its website or internal systems. Any significant disruption to the website or internal computer systems could result in a loss of subscribers and adversely affect the business and results of operations.

(g)  Potential Delivery Issues Could Result in a Loss of Subscribers.

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

(h) There May be a Change in Government Regulation of the Internet or Consumer Attitudes Toward Use of the Internet.

     The adoption or modification of laws or regulations relating to the Internet or other areas of the Company's business could limit or otherwise adversely affect the manner in which it currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on the Company. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause the Company to incur additional expenses or alter its business model.

     The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either the Company or its customers to potential liability, which in turn could have an adverse effect on the business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for the subscription service and increase the cost of doing business.

     In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide the Company with information necessary for them to become subscribers. Further, the Company may not be able to effectively market its services online to users of the Internet. If the Company is unable to interact with consumers because of changes in their attitude toward use of the Internet, subscriber acquisition and retention may be affected adversely.

(i)  Any Required Expenditures as a Result of Indemnification May
Result in a Decrease of the Company's Net Income (or Increase in its
Net Loss).

     The Company's bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of the Company's directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(j)  The Inability to Issue Shares Upon Conversion of Debenture
Would Require the Company to Pay Penalties to Golden Gate.

     If the Company is unable to issue shares of common stock upon conversion of the convertible debenture as a result of its inability to increase its authorized shares of common stock or as a result of any other reason, it is required to:

     - pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - in the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, the Company must pay Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon

     - if ten days after the date the Company is required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then the Company is required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that the Company is required to pay penalties to Golden Gate or redeem the convertible debentures held by Golden Gate, the Company may be required to curtail or cease its operations.

(k)  Repayment of Debentures, If Required, Would Deplete
Available Capital.

     The convertible debenture issued to Golden Gate is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the debenture. If the Company were required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holder could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $1,443,711 for the three months ended March 31, 2006 compared to $357,333 for the three months ended March 31, 2005, an increase of $1,086,378 or approximately 300%. This increase is attributed to many changes from period to period, including the payment of stock based compensation.

Investing Activities.

     Net cash used in investing activities was $4,606,283 for the three months ended March 31, 2006 compared to $225,852 for the three months ended March 31, 2005, an increase of $4,380,431 or approximately 1,900%. This increase resulted from increased investments of cash that the Company had as a result of the recent additional funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below).

Liquidity and Capital Resources.

     As of March 31, 2006, the Company had total current assets of $10,219,311 and total current liabilities of $695,449, resulting in a working capital surplus of $9,523,862. The Company's cash and certificates of deposit balance as of March 31, 2006 totaled $5,340,867 and $3,000,000, respectively. The Company's net cash provided by financing activities for the three months ended March 31, 2006 was $5,488,466.

     The Company's current cash balance will be sufficient to fund its operations for the next 24 months. However, the Company will continue to raise capital through either debt or equity instruments that will allow it the resources to increase its library content, distribution infrastructure and technology. As of March 31, 2006, the Company had stock subscriptions receivable totaling $3,150,000 from three investors in connection with approximately 163,846,000 shares of common stock that had been issued related to these receivable balances. The Company's management has reviewed and evaluated these receivable balances and believes there is no collectibility issue with regards to such receivables.

     The Company's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. The Company's ability to continue as a going concern is dependent on additional sources of capital and the success of its business plan.
In connection with the Company's need for funding, it entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of (i) a $150,000 convertible debenture and (ii) warrants to buy 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into common stock, at Golden Gate's option. The convertible debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that the Company's market price is less than $0.015 per share, the Company has the option to prepay the debenture at 150% of the principal amount rather than have the debenture converted. If the Company elects to prepay the debenture, Golden Gate may withdraw its conversion notice.

     Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice by it. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of March 31, 2006, a total of 11,000,000 shares were issued related to the partial exercise of the warrant, providing the Company with approximately $12,200,000 in proceeds; the 4,000,000 remaining shares under the warrant can potentially provide funding of $4,360,000.

     Golden Gate has contractually agreed to restrict its ability to convert or exercise its warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of Company common stock.

     On January 17, 2006, the Company and Golden Gate entered into an Addendum to Convertible Debenture and Warrant to Purchase Common Stock in connection with the above discussed financing. Under the terms of this Addendum, the principal amount of the debenture was increased by $150,000 to $300,000 (upon the execution of the Addendum, $150,000 was sent to the Company). In connection with this addition of principal to the debenture, the Company granted to Golden Gate a warrant to purchase 15,000,000 shares of common stock on the same terms and conditions as the original warrant. On March 30, 2006, the Company filed another Form SB-2 registration statement related to the additional principal amount under the debenture and the shares underlying the new warrant; this registration statement was declared effective on April 6, 2006. The 15,000,000 shares underlying the new warrant, exercisable at $1.09 per share, can potentially provide additional funding of $16,350,000.

     The ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company's equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Inflation.

     The impact of inflation on the Company's costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) DVD's and video games library; (c) revenue recognition and cost of revenue; and
(d) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the Registrant reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  DVD's and Video Games Library.

      As of December 2005 the Company has purchased over $2,000,000.00 of inventory and makes available 40,000 DVD and video game titles.
The Company acquires DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD's and video games library on a straight-line basis over a twelve month period. The Company currently has not assigned a salvage value since it is our intention to not sell the library. In the event that the Company does sell a portion of the library as result of slow moving title rentals, the Company will re-evaluate its policy of depreciation in relation to the salvage value.

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

(d)  Non-Cash Compensation Valuation.

     The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the statements of operations.

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2006. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

     On January 9, 2006, the Company cancelled a certificate for 10,000,000 shares of common stock that was originally issued in 2002 in connection with the acquisition of Prima International, LLC. In 2003 the parties agreed to cancel this acquisition. As a result of a settled legal action brought by the Company, this certificate was returned to the Company.

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

                                       GameZnFlix, Inc.



Dated: April 24, 2006                  By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer


Dated: April 24, 2006                  By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


                                EXHIBIT INDEX

Number                      Description

2.1 Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on April 15, 2003).

2.2 Acquisition Agreement between the Company and shareholders of AmCorp Group, Inc., dated September 13, 2002
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 23, 2002).

2.3 Acquisition Agreement between the Company and shareholders of Naturally Safe Technologies, Inc., dated October 31, 2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 13, 2002).

2.4 Acquisition Agreement between the Company and shareholders of Veegeez.com, LLC, dated September 25, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 9, 2003).

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

3.8 Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3 of the Form 8-K filed on March 27, 2006).

3.9 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

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

4.10    Consulting Services Agreement between the Company and
        Richard Nuthmann, dated July 11, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on February 6, 2002).

4.11 Consulting Services Agreement between the Company and Gary Borglund, dated July 11, 2001 (incorporated by reference to
        Exhibit 4.3 of the Form S-8 filed on February 6, 2002).

4.12    Consulting Services Agreement between the Company and
        Richard Epstein, dated July 11, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on February 6, 2002).

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

4.20 Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 30, 2004).

4.21    4 3/4 % Convertible Debenture issued to Golden Gate
        Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.25 of The Form SB-2 filed on May 5, 2005).

4.22 Warrant to Purchase Common Stock issued in favor of Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on November 30, 2004).

4.23 Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on November 30, 2004).

4.24 Addendum to Convertible Debenture and Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated November 17, 2004 (incorporated by reference to
        Exhibit 4.4 of the Form 8-K filed on November 30, 2004).

4.25 Addendum to Convertible Debenture and Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated December 17, 2004 (incorporated by reference to
        Exhibit 4.5 of the Form 8-K/A filed on January 18, 2005).

4.26 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 6), dated January 28,
        2005 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on February 2, 2005).

4.27 Amended and Restated Stock Incentive Plan (Amendment No. 2), dated January 28, 2005 (incorporated by reference to Exhibit
        4.2 of the Form S-8 POS filed on February 2, 2005).

4.28 Amended and Restated Stock Incentive Plan (Amendment No. 3), dated April 15, 2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on April 18, 2005 ).

4.29 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 7), dated July 13, 2005 (incorporated by reference to Exhibit 4.1 of the Form S-8
        POS filed on July 21, 2005 ).

4.30 Amended and Restated Stock Incentive Plan (Amendment No. 4), dated July 13, 2005 (incorporated by reference to Exhibit
        4.2 of the Form S-8 POS filed on July 21, 2005 ).

4.31 2006 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 6, 2006 (incorporated by reference to
        Exhibit 4.1 of the Form S-8 fled on January 17, 2006.

4.32    2006 Stock Incentive Plan, dated January 6, 2006
        (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 17, 2006).

4.33    Addendum to Convertible Debenture and Warrant to Purchase
        Common Stock, dated January 17, 2006 (incorporated by reference to Exhibit 4.26 of the Form SB-2 filed on March
        30, 2006).

10.1    Consulting Services Agreement between the Company and De
        Joya & Company, Inc., dated July 9, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on February 1, 2006).

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

10.8 Co-Marketing Agreement between the Company and Circuit City Stores, Inc., dated March 22, 2006 (including Exhibit B:
        Rollout Schedule) (excluding Exhibit A: Description of
        Services and Fee Schedule; Exhibit C: GNF Licensed Marks;
        and Exhibit D: Circuit City Licensed Marks) (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 27, 2006).

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

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23      Consent of independent registered public accounting firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on February 1, 2006).

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

99.2    Press Release Issued by the Company, dated September 30,
        2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 8, 2004).

99.3 Press Release Issued by the Company, dated February 4, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on February 7, 2005).

99.4 Press Release issued by the Company, dated October 5, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on October 6, 2005).

99.5    Press Release issued by the Company, dated March 24, 2006
        (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 27, 2006).