Form 10QSB
period 2006-06-30
GAMEZNFLIX INC
filed 2006-08-07
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of June 30, 2006, the Company had 4,305,595,218 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF JUNE 30, 2006                                          3

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 2006 AND JUNE 30, 2005                        5

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                  EQUITY (UNAUDITED) FOR THE SIX MONTHS
                  ENDED JUNE 30, 2006                                          7

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE SIX MONTHS ENDED
                  JUNE 30, 2006 AND JUNE 30, 2005                              9

                  NOTES TO CONSOLIDATED FINANCIAL
                  STATEMENTS (UNAUDITED)                                      10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               12

         ITEM 3.  CONTROLS AND PROCEDURES                                     25

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           26

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                              26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                         26

         ITEM 5.  OTHER INFORMATION                                           26

         ITEM 6.  EXHIBITS                                                    26

SIGNATURES                                                                    27


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 GAMEZNFLIX, INC.
                             CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                              $  3,459,127
Certificates of deposit                                              3,034,935
Accounts receivable                                                     62,500
Note receivable                                                        770,000
Inventory                                                               57,750
Prepaid expenses                                                       428,378
Other assets                                                           768,000
Total current assets                                                 8,580,690

DVD's and video games library, net                                   1,208,052
Fixed assets, net                                                      607,979
Other assets                                                           247,748

Total assets                                                      $ 10,644,469

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                             $    426,479
Deferred revenue                                                        58,762
Note payable - related party                                           175,000
Customer deposits                                                           --
Convertible debenture, net of unamortized debt
   discounts of $18,223                                                 16,184

Total current liabilities                                              676,425

Long-term liabilities                                                       --

Total liabilities                                                      676,425

Commitments and contingencies                                               --

Stockholders' equity
Common stock; $0.001 par value; 25,000,000,000
   shares authorized, 4,305,595,218 issued and outstanding           4,305,595
Additional paid-in capital                                          36,432,046
Stock subscriptions receivable                                      (3,700,000)
Prepaid fees paid with common stock                                    (65,833)
Accumulated deficit                                                (27,003,764)
Total stockholders' equity                                           9,968,044

Total liabilities and stockholders' equity                        $ 10,644,469

See Accompanying Notes to Consolidated Financial Statements


                                  GAMEZNFLIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)





                                                    For the Three Months        For the Six Months
                                                       Ended June 30,              Ended June 30,
                                                    2006            2005        2006          2005
Revenues                                            $  372,299      $  243,982  $   775,909   $  405,755
Cost of revenues                                       213,646         141,283      390,259      279,543
Gross profit                                           158,653         102,699      385,650      126,212

Operating expenses
Advertising                                            455,485         136,868      693,813      166,913
Consulting and professional fees                       899,555         266,977    1,388,822      604,883
Depreciation and amortization                          534,354         209,611      985,842      430,954
Selling, general and administrative                    998,437         310,888    1,657,622      561,248

Total operating expenses                             2,887,831         924,344    4,726,099    1,763,998

Loss from operations                                (2,729,178)       (821,645)  (4,340,449)  (1,637,786)

Other income (expense)
Interest expense                                        (2,240)         (4,435)      (6,048)      (4,435)
Interest income                                         57,089             110        82,961         241
Other income (expense)                                   2,179         (18,719)        2,438     (18,719)
Total other income (expense)                            57,028         (23,044)       79,351     (22,913)

Loss before provision for income taxes              (2,672,150)       (844,689)   (4,261,098) (1,660,699)

Provision for income taxes                                  --              --            --          --

Net loss                                           $(2,672,150)     $ (844,689)  $(4,261,098) $(1,660,699)

Loss per common share - basic and diluted          $     (0.00)     $    (0.00)  $     (0.00) $     (0.00)

Weighted average common shares outstanding -
basic and diluted                                 3,754,100,773    673,126,141  3,922,954,112 712,505,951




See Accompanying Notes to Consolidated Financial Statements

                                      GAMEZNFLIX, INC.
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       (Unaudited)



                                                                    Stock        Prepaid                       Total
                                Common Stock          Additional   Subscriptions  Consulting   Accumulated   Stockholders'
                           Shares        Amount        Paid-in      Receivable    Expenses       Deficit        Equity
                                                      Capital
Balance, December 31,
2005                     3,291,733,490  $3,291,733   $29,776,675    $(3,187,500) $  (95,833)    $(22,742,666)   $ 7,042,409

Issuance of common stock
for services,
weighted average price
of $0.008                7,000,000          7,000         51,900             --          --               --         58,900

Issuance of stock options
for services,
202,020,065 shares of
common stock
with a weighted
exercise price of
$0.005                         --              --      1,057,564            --           --              --       1,057,564

Issuance of common stock
related to
exercise of options,
weighted average
price of $0.008       202,020,065        202,020       1,159,480      (550,000)          --              --         811,500

Issuance of common stock
related to
debt conversion
totaling $47,620 and
exercise of related
stock warrants at
$1.09 per share -
Golden Gate Investors,
Inc.                 814,841,663        814,842       4,376,427              --          --              --       5,191,269

Proceeds from stock
subscriptions
Receivable                    --             --              --          37,500          --              --          37,500

Current period expense of
prepaid
onsulting expenses            --             --             --               --      30,000              --          30,000

Cancellation of common
stock issued
in previous years   (10,000,000)        (10,000)        10,000               --          --              --              --

Net loss                     --              --            --                --          --      (4,261,098)     (4,261,098)

Balance, June 30,
2006              4,305,595,218    $  4,305,595     $36,432,04       $(3,700,000)  $ (65,833)  $(27,003,764)     $ 9,968,044




See Accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)





                                                                    For the Six Months
                                                                      Ended June 30,
                                                                   2006          2005
Cash flows from operating activities:
Net loss                                                           $(4,261,098)  $(1,660,699)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Stock-based compensation                                               985,352       323,183

Debt discount amortization related to convertible debenture             32,716            --

Depreciation and amortization                                        1,116,464       221,343

Changes in operating assets and liabilities:
Change in accounts receivable                                               --       (54,137)
Change in stock subscription receivable                                 37,500       (64,901)
Change in inventory                                                     14,735       (53,467)
Change in prepaid expenses                                            (364,357)      196,540
Change in other assets                                                (876,233)      (27,864)
Change in accounts payable and accrued expenses                        226,728         7,115
Change in deferred revenue                                               2,269            --

Net cash used in operating activities                               (3,085,924)   (1,112,887)

Cash flows from investing activities:
Purchase of DVD's & games library                                   (1,349,245)      (23,754)
Purchase of fixed assets                                              (158,313)     (161,060)
Investment in certificates of deposit                               (3,034,935)           --
Investment in note receivable                                         (770,000)           --
Net cash used in investing activities                               (5,312,493)     (184,814)

Cash flows from financing activities:
Payments on notes payable                                              (47,620)           --
Payments on related party notes payable                                     --       (99,789)
Proceeds on notes payable                                                   --        27,225
Proceeds from related party notes payable                                   --            --
Proceeds from stock issuances                                        6,002,769     1,358,443
Net cash provided by investing activities                            5,955,149     1,285,879

Net change in cash and cash equivalents                             (2,443,268)      (11,822)

Cash, beginning of period                                            5,902,395        63,295

Cash, end of period                                                  3,459,127        51,473




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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

History - The Company provides online digital video disk ("DVD") movie and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky, and its movie and games rental shipping facilities in Northern and Southern California, Colorado, Kentucky, Maryland, Massachusetts, and Texas.

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

3.  NOTE RECEIVABLE

Note receivable totaling $770,000 at June 30, 2006, is from an unrelated third party business entity with interest rate of 12%, secured with assets of the third party business entity, and both principal and interest due in January 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

     In October 2005, we entered into an agreement with Circuit City provided for a pilot program in 27 retail stores and on the Circuit
City website to promote services offered by us. On March 24, 2006, we entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of our services to all the Circuit City Stores beginning in May 2006 with an anticipated complete rollout to all the stores by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program Circuit City service agreement was not considered significant in relation to the number of new subscribers added during the quarter ended December
31, 2005 and first quarter ended March 31, 2006, we believe that our relationship with Circuit City brought more prominence and recognition to our company. We will continue to seek similar relationships with nationally known companies or agencies to further brand our company name.

     In September 2006, we will be launching a cross-country tour visiting twelve cities in a motor coach wrapped in GameZnFlix advertisements (mobile advertising). We believe this cross-country tour will allow us a grass roots marketing campaign which will provide a mobile advertising of "GameZnFlix" around the country and specifically in the twelve cities we will be visiting.

     Our increasing growth will require us in the future to make more significant capital investment in library content, distribution infrastructure and technology. Our current infrastructure will allow us to service approximately 150,000 monthly subscribers before significant investment as mentioned previously would be required. We currently monitor our monthly growth rate to ensure we properly anticipate the timing of making additional investment in our library content, distribution infrastructure and technology. We currently have seven distribution centers, located in Northern and Southern California, Colorado, Kentucky, Maryland, Massachusetts, and Texas. As our subscriber base grows, we may seek opening additional distribution centers.

     We have evaluated and continue to evaluate our operations and operational needs. During 2005, we were able to favorably negotiate a new mailer envelope with the United States Postal Service ("USPS"), which reduced our overall postage cost and increased the delivery turnaround time from about 7 to about 2 days.

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

Results of Operations.

(a)  Revenues.

     We reported gross revenues of $372,299 and $775,909 for the three and six months ended June 30, 2006 compared with $243,982 and $405,755 in the same periods of the prior year, increases of $128,317 and $370,154, or approximately 52% and 91%, respectively. Gross revenues increased significantly during the three and six months ended June 30, 2006 compared to the prior periods primarily due to a greater increase in our subscriber base compared to same period in 2005 fueled by more market awareness of our services.

     During the three and six months ended June 30, 2006, our subscriber base averaged approximately 8,300 and 7,400 subscribers per month compared with 3,100 and 3,000 in the same periods of the prior year. We continue to focus on growing our subscriber base through marketing and affiliate partnership programs whereby a referral fee is paid for each new subscriber signed. Our churn rate is approximately 13.6% and 15.3% for the three and six months ended June 30, 2006 as compared with the same periods of the prior year of 41.3% and 62.6%. Churn rate is a monthly measure defined as customer cancellations in the period divided by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period. Customer cancellations in the three and six months ended June 30, 2006, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     We reported cost of revenues of approximately $213,646 and $390,259 for the three and six months ended June 30, 2006 compared with $141,283 and $279,543 for the same periods of the prior year, increases of $72,363 and $110,716, or approximately 52% and 39%, respectively. Cost of revenues decreased as a percentage to gross revenues during the first six months of 2006 compared to the same period in 2005 primarily due to a decrease in our mail delivery expense and providing the fulfillment services internally rather than having it outsourced in the prior year. In October 2005, we changed our USPS mailer to better make use of the first class mail rates and have overall reduced our postage costs. During the third quarter of 2005, we terminated our outsourced fulfillment services and internalized it, which provided us better management of costs and fulfilling our subscribers order requests.

(c)  Advertising Expenses.

     We reported advertising expenses of $455,485 and $693,813 for the three and six months ended June 30, 2006 compared with $136,868 and $166,913 for the same periods in the prior year, increases of $318,617 and $526,900, or approximately 233% and 316%, respectively. Such advertising consisted of direct marketing through print, radio and online internet advertising. We believe advertising expenses will continue to increase by at least 15% during 2006.

(d)  Consulting and Professional Fees.

     We reported consulting and professional fees of $899,555 and $1,388,822 for the three and six months ended June 30, 2006 compared with $266,977 and $604,883 for the same periods of the prior year, increases of $632,578 and $783,939, or approximately 237% and 130%, respectively. Increases in consulting and professional fees during the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily a result of additional business consultants utilized during 2006 to aid in developing a more effective marketing program.

(e)  Depreciation and Amortization Expenses.

     We reported depreciation and amortization expenses of $534,354 and $985,842 for the three and six months ended June 30, 2006 compared with $209,611 and $430,954 for the same periods of the prior year, increases of $324,743 and $554,888, or approximately 155% and 129%, respectively. Increases in depreciation and amortization during the three and six months ended June 30, 2006 compared to the same periods in 2005 were primarily a result of the purchase of additional DVD and games inventory, which are amortized over a period of 12 months.

(f)  Selling, General and Administrative Expenses.

     We reported selling, general and administrative expenses of $998,437 and $1,657,622 for the three and six months ended June 30, 2006 compared with $310,888 and $561,248 for the same periods of the prior year, increases of $687,549 and $1,096,374, or approximately 221% and 195%, respectively. Increases in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services. The increase in related payroll and contract services will continue to increase as the overall growth of our business increases.

(g)  Net Loss.

     We reported net losses of $2,672,150 and $4,261,098 for the three and six months ended June 30, 2006 compared with $844,689 and $1,660,699 for the same periods of the prior year, increases of $1,827,461 and $2,600,399, or approximately 216% and 157%, respectively. These increases were the result of the foregoing factors mentioned above. We anticipate having a recurring net loss during the remaining months of 2006.

Factors That May Affect Our Operating Results.

     Our operating results can vary significantly depending upon a number of factors, many of which are outside our control. General factors that may affect our operating results include:

     - market acceptance of and changes in demand for services;

     - a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services by us or by our competitors;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     We believe that our planned growth and profitability will depend in large part on the ability to promote our services, gain clients and expand our relationship with current clients. Accordingly, we intend to invest in marketing, strategic partnerships, and development of our customer base. If we are not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

     We are also subject to the following specific factors that may affect our operations:

(a)  Our Ability to Attract and Retain Subscribers Will Affect Our
Business.

     We must continue to attract and retain subscribers. To succeed, we must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. Our ability to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if we introduce new services that are not favorably received by them, we may not be able to attract or retain subscribers. If the efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

     We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, we may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With our use of five shipping centers and the associated software and procedural upgrades, we have reduced the transit time of DVD's and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As we establish additional planned shipping centers and further refine our distribution process, we may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond our control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if we attempt to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The "GameZnFlix" brand is young, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a number of owners of DVD's and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our website. We may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. We believe that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If our efforts to promote and maintain our brand are not successful, our operating results and ability to attract and retain subscribers will be affected adversely.

(b) Our Inability to Use Current Marketing Channels May Affect Our Ability to Attract New Subscribers.

     We may not be able to continue to support the marketing of our services by current means if such activities are no longer available or are adverse to the business. In addition, we may be foreclosed from certain channels due to competitive reasons. If companies that currently promote our services decide to enter our line of business or a similar business, we may no longer be given access to such channels. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

(c)  Selection of Certain Titles by Subscribers May Affect Our Costs.

     Certain titles cost us more to acquire depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, DVD or game acquisition expenses could increase, and gross margins could be adversely affected.

(d)  Mix of Acquisition Sources May Affect Our Subscriber Levels.

     We utilize a mix of incentive-based and fixed-cost marketing programs to promote our service to potential new subscribers. We obtain a portion of our new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While we opportunistically adjust our mix of incentive-based and fixed-cost marketing programs, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, we have been able to manage our acquisition cost per subscriber; however, if it is unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase.

(e)  Competition May Affect Our Business.

     The market for on-line rental of DVD's and games is competitive and we expect competition to continue to increase. In addition, the companies with whom we have relationships could develop products or services, which compete with our services. Also, some competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than we do. We also expect to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, we believe that we must, among other things, invest resources in developing new products, improving current services and maintaining customer satisfaction. Such investment will increase our expenses and may affect our profitability. In addition, if we fail to make this investment, we may not be able to compete successfully with our competitors, which may have a material adverse effect on our revenue and future profitability.

(f) Any Significant Disruption in Service on Our Website Could Result in a Loss of Our Subscribers.

     Subscribers and potential subscribers access our service through our website, where the title selection process is integrated with the delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of the website, network infrastructure and fulfilment processes. Interruptions in these systems could make the website unavailable and hinder our ability to fulfil selections. Service interruptions or the unavailability of the website could diminish the overall attractiveness of the subscription service to existing and potential subscribers.

     Our servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. We currently use both hardware and software to secure our systems, network and, most importantly, our data from these attacks; this includes several layers of security in place for our protection and that of our members' data. We also have procedures in place to ensure that the latest security patches and software are running on our servers - thus maintaining another level of security.

     Any attempts by hackers to disrupt the website service or the internal systems, if successful, could harm the business, be expensive to remedy and damage our reputation. We do not have an insurance policy that covers expenses related to direct attacks on our website or internal systems. Any significant disruption to the website or internal computer systems could result in a loss of subscribers and adversely affect the business and results of operations.

(g)  Potential Delivery Issues Could Result in a Loss of Our
Subscribers.

     We rely exclusively on the USPS to deliver DVD's and games from our shipping centers and to return DVD's and games from subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. Our DVD's and games are also subject to risks of breakage during delivery and handling by the USPS. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or we fail to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase our cost of acquiring titles.

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

(i) Any Required Expenditures by Us as a Result of Indemnification Will Result in a Increased Costs to Us.

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

(j)  Our Inability to Issue Shares Upon Conversion of Debentures
Would Require Us to Pay Penalties to Golden Gate.

     If we are unable to issue common stock, or fail to timely deliver common stock on a delivery date, we are required to:

     - pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - at the election of Golden Gate, we must pay Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon

     - if ten days after the date we are required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that we are required to pay penalties to Golden
Gate or redeem the convertible debentures held by Golden Gate, we may be required to curtail or cease our operations.

(k)  Repayment of Debentures, If Required, Would Deplete Our
Available Capital.

     The convertible debenture issued to Golden Gate is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the debenture. If we were required to repay the debenture, we would be required to use our limited working capital and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holder could commence legal action against us and foreclose on assets to recover the amounts due. Any such action may require us to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $3,085,924 for the six months ended June 30, 2006 compared with $1,112,887 for the six months ended June 30, 2005, an increase of $1,973,037. This increase is attributed to many changes from period to period, including the payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $5,312,493 for the six months ended June 30, 2006 compared with $184,814 for the six months ended June 30, 2005, an increase of $5,117,679. This increase resulted from increased investments of cash that we had as a result of the recent additional funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and us (as discussed below).

Liquidity and Capital Resources.

     As of June 30, 2006, we had total current assets of $8,580,690 and total current liabilities of $676,425, resulting in a working capital surplus of $7,904,265. Our cash and certificates of deposit balances as of June 30, 2006 totaled $3,459,127 and $3,034,935, respectively. Our cash flow from financing activities for the six months ended June 30, 2006 resulted in a surplus of $5,955,149. Overall, our cash and cash equivalents for the six months ended June 30, 2006 decreased by $2,443,268.

     Our current cash and cash equivalents balance will be sufficient to fund our operations for the next 24 months. Our ability to continue as a going concern on a longer-term basis will be dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to retain our current financing, to obtain additional financing, and ultimately attain profitability. We currently have $3,700,000 in stock subscriptions receivable that we believe we will be able to collect in the next nine months.

     Our continued operations, as well as the implementation of our business plan (including allocating resources to increase our library content, distribution infrastructure and technology) will depend upon our ability to raise additional funds through bank borrowings and equity or debt financing. In connection with our need for funding, we have entered into a financing arrangement with Golden Gate Investors. We entered into a Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) $150,000 in convertible debentures and (ii) warrants to buy 15,000,000 shares of our common stock. This prospectus relates to the resale of the common stock underlying these convertible debentures and warrants.

     The investor provided us with an aggregate of $150,000 as follows:

$100,000 was disbursed to us on November 11, 2004; and

$50,000 has been retained for services provided to our company by various professionals, which was disbursed upon effectiveness of a registration statement.

     The debentures bear interest at 4 3/4%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (i) $0.20, (ii) eighty two percent of the average of the thee lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or
(iii) eighty two percent of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.015, we will have the option to prepay the debenture at 150% rather than have the debenture converted. If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 15,000,000 shares of
common stock at an exercise price of $1.09 per share.   As of the end
of June 30, 2006, a total of 11,600,000 shares were issued related to the warrant providing us approximately $12,100,000.

     On January 17, 2006, we entered into an Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate in connection with the above discussed financing. Under the terms of this Addendum, the principal amount of the debenture was increased by $150,000 to $300,000 (upon the execution of the Addendum, $150,000 was sent to us). In connection with this addition of principal to the debenture, we granted to Golden Gate a warrant to purchase 15,000,000 shares of our common stock on the same terms and conditions as the original warrant.

     Golden Gate has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of our common stock such that the number of shares of common stock held by its and its affiliates after such conversion or exercise does not exceed 9.99% of our then issued and outstanding shares of common stock.

     We filed a registration statement under Form SB-2/A during 2005 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share which approximately 3,400,000 shares still remain as of June 30, 2006 providing future funding of approximately $3,700,000. Additionally, we filed another registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 20,300,000 shares of our common stock at $1.09 per share providing future funding of approximately $22,000,000.

     Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of us.

     To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to our existing shareholders.

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on our future operations.

Off-Balance Sheet Arrangements.

     We do not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) DVD's and video games library; (c) revenue recognition and cost of revenue; and (d) non-cash compensation valuation. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We bases our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  DVD's and Video Games Library.

     As of June 30, 2006, the Company has invested over $3,300,000.00 in our DVD and video game library resulting in approximately 50,000 DVD and video game titles available for rental. We acquire DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. We depreciate our DVD's and video games library on a straight-line basis over a twelve-month period. We currently have not assigned a salvage value since it is our intention to not sell our library. In the event that we do sell a portion of our library as result of slow moving title rentals, we will re-evaluate our policy of depreciation in relation to the salvage value.

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

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect Our Operating Results." These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no changes in our disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2006. There were no purchases of our common stock by our affiliates or us during the three months ended June 30, 2006.

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

                                       GameZnFlix, Inc.



Dated: August 4, 2006                  By: /s/  John Fleming
                                       John Fleming,Chief Executive Officer


Dated: August 4, 2006                  By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


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