Form 10QSB
period 2006-09-30
GAMEZNFLIX INC
filed 2006-11-02
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2006

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

     Indicate by check mark whether the Company is a shell company
(as defined in Rule 12b-2 of the Exchange Act): Yes     No     X      .

     As of September 30, 2006, the Company had 4,496,642,368 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No    X

                                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONSOLIDATED BALANCE SHEET (UNAUDITED)
         AS OF SEPTEMBER 30, 2006                                             3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         (UNAUDITED) FOR THE THREE AND NINE MONTHS
         ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005                      5

         CONSOLIDATED STATEMENT OF STOCKHOLDERS'
         EQUITY (UNAUDITED) FOR THE NINE MONTHS
         ENDED SEPTEMBER 30, 2006                                             7

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED) FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005                            9

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)              10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       12

ITEM 3.  CONTROLS AND PROCEDURES                                             25

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                   26

ITEM 2.  UNREGISTERED SALES OF EQUITY
         SECURITIES AND USE OF PROCEEDS                                      26

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 26

ITEM 5.  OTHER INFORMATION                                                   26

ITEM 6.  EXHIBITS                                                            26

SIGNATURES                                                                   27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                     GAMEZNFLIX, INC.
                                  CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 2006
                                         (Unaudited)

                                           ASSETS

Current assets
Cash                                                               $   317,821
Certificates of deposit                                              3,070,276
Accounts receivable                                                     62,500
Note receivable                                                        770,000
Inventory                                                               27,828
Prepaid expenses                                                       829,342
Other assets                                                           793,000

Total current assets                                                 5,870,767

DVD's and video games library, net                                   2,608,535
Fixed assets, net                                                      621,040
Other assets                                                            47,162

Total assets                                                       $ 9,147,504

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                              $   959,290
Deferred revenue                                                        57,772
Note payable - related party                                           175,000
Customer deposits                                                           --
Convertible debenture, net of unamortized debt discounts of $10,756     18,182

Total current liabilities                                            1,210,244

Long-term liabilities                                                       --

Total liabilities                                                    1,210,244

Commitments and contingencies                                               --

Stockholders' equity
Common stock; $0.001 par value;
25,000,000,000 shares authorized, 4,496,642,368
issued and outstanding                                               4,496,642
Additional paid-in capital                                          36,957,320
Stock subscriptions receivable                                      (4,150,000)
Accumulated deficit                                                (29,366,702)

Total stockholders' equity                                           7,937,260

Total liabilities and stockholders' equity                        $  9,147,504

           See Accompanying Notes to Consolidated Financial Statements


                                   GAMEZNFLIX, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                                 For the Three Months           For the Nine Months
                                                  Ended September 30,            Ended September 30,
                                                  2006           2005            2006           2005
Revenues                                          $  472,960     $  130,607      $ 1,248,869    $  536,362
Cost of revenues                                     145,303         73,952          535,561       353,495
Gross profit                                         327,657         56,655          713,308       182,867

Operating expenses
Advertising                                          933,210         76,388        1,627,023       243,301
Consulting and professional fees                     603,006        454,122        1,622,231     1,059,005
Depreciation and amortization                        728,305        233,520        1,714,147       664,475
Selling, general and administrative                  837,059        512,721        2,494,683     1,073,968

Total operating expenses                           3,101,580      1,276,751        7,458,084     3,040,749

Loss from operations                              (2,773,923)    (1,220,096)      (6,744,776)   (2,857,882)

Other income (expense)
Interest expense                                      (2,088)        (3,171)          (8,136)       (7,606)
Interest income                                       43,477            137          126,438           378
Other income (expense)                                    --           (405)           2,438       (19,124)

Total other income (expense)                          41,389         (3,439)         120,740       (26,352)

Loss before provision for income taxes            (2,732,534)    (1,223,535)      (6,624,036)   (2,884,234)

Provision for income taxes                                --             --               --            --

Net loss                                         $(2,732,534)   $(1,223,535)     $(6,624,036)  $(2,884,234)

Loss per common share - basic and diluted        $     (0.00)   $     (0.00)     $     (0.00)  $     (0.00)

Weighted average common shares outstanding -
basic and diluted                              4,400,595,426  1,028,688,409    4,083,917,485   599,363,307


                   See Accompanying Notes to Consolidated Financial Statements


                                         GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Unaudited)



                                                                               Stock        Prepaid                     Total
                                  Common Stock            Additional       Subscriptions   Consulting Accumulated   Stockholders'
                           Shares         Amount            Paid-in          Receivable      Expenses    Deficit        Equity
                                                            Capital
Balance, December 31, 2005
                          3,291,733,490  $ 3,291,733      $  29,776,675     $(3,187,500)   $ (95,833)  $(22,742,666)  $ 7,042,409

Issuance of common stock
for services,
weighted average price
of $0.005                    27,000,000       27,000           116,900              --           --              --       143,900

Issuance of stock options
for services,
206,519,559 shares of
common stock
with a weighted
exercise price of $0.008             --           --           672,604              --           --              --       672,604

Issuance of common stock
related to
exercise of options,
weighted average
price of $0.008          206,519,559         206,520         1,574,981      (1,000,000)          --              --       781,501

Issuance of common stock
related to
debt conversion
totaling $53,090 and
exercise of related
stock warrants at
$1.09 per share -
Golden Gate Investors,
Inc.                      981,389,319       981,389         4,806,160               --           --              --     5,787,549

Proceeds from stock
subscriptions
receivable                       --            --                  --           37,500           --              --        37,500

Current period expense of
prepaid
consulting expenses              --            --                  --               --       95,833              --        95,833

Cancellation of common
stock issued
in previous years       (10,000,000)      (10,000)             10,000               --           --              --             -

Net loss                         --            --                  --               --           --      (6,624,036)   (6,624,036)

Balance, September 30, 2006
                      4,496,642,368    $4,496,642         $36,957,320     $ (4,150,000)      $    --    $(29,366,702) $ 7,937,260


                  See Accompanying Notes to Consolidated Financial Statements


                                       GAMEZNFLIX, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                   For the Nine Months Ended
                                                        September 30,
                                                     2006            2005

Cash flows from operating activities:
Net loss                                            $ (6,624,036)  $(2,884,234)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation                                 816,504       450,735

Debt discount amortization related
to convertible debenture                                  40,184            --

Depreciation and amortization                          1,714,147       664,475

Changes in operating assets and liabilities:
Change in accounts receivable                                 --       (56,343)
Change in stock subscription receivable                   37,500            --
Change in inventory                                       44,658       (68,327)
Change in prepaid expenses                              (699,488)      202,402
Change in other assets                                  (700,647)      (18,781)
Change in accounts payable and accrued expenses          759,539       209,416
Change in deferred revenue                                 1,279            --

Net cash used in operating activities                 (4,610,360)   (1,500,657)

Cash flows from investing activities:
Purchase of DVD's & games library                     (3,440,643)     (581,069)
Purchase of fixed assets                                (209,255)     (206,187)
Investment in certificates of deposit                 (3,070,276)           --
Investment in note receivable                           (770,000)           --

Net cash used in investing activities                 (7,490,174)     (787,256)

Cash flows from financing activities:
Payments on notes payable                                (53,090)           --
Proceeds on notes payable                                     --       165,000
Proceeds from related party notes payable                     --        13,977
Proceeds from stock issuances                          6,569,050     2,084,511

Net cash provided by investing activities              6,515,960     2,263,488

Net change in cash and cash equivalents               (5,584,574)      (24,425)

Cash, beginning of period                              5,902,395        63,295

Cash, end of period                                  $   317,821   $    38,870

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

The interim financial statements present the balance sheet, statements of operations, stockholders' equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, stockholders' equity, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

The Company provides online digital video disk ("DVD") movie and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company serves its members via nine distribution centers located in Colorado, Kentucky, Massachusetts, Washington, Maryland, Texas, Florida and two in California. These distribution centers are strategically located to service the subscriber base in each of their respective regions. Each center has a full inventory of movies and video game titles for shipment.

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

3.  NOTE RECEIVABLE

Note receivable totaling $770,000 at September 30, 2006, is from an unrelated third party business entity with interest rate of 12% , secured with assets of the third party business entity, and both principal and interest due in January 2007.

4.  STOCK SUBSCRIPTIONS RECEIVABLE

During the nine months ended September 30, 2006, the Company issued 100,000,000 shares of common stock in exchange for a receivable totaling $1,000,000 or $0.01 per share. As of September 30, 2006, stock subscriptions receivable totaled $4,150,000. The Company's management has reviewed and evaluated these receivable balances and believes there is no collectibility issue with regards to such receivable.

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

Overview.

     Our company, through our website www.gameznflix.com, is an online DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. We offer subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of approximately 50,000 DVD and video game titles. We offer subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. Our more popular subscription plan of $16.99 per month allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our website which are then sent via U.S mail with a prepaid return mailer. Our service is an alternative to store- based video game rentals as we offer a high level of customer service, quality titles, and superior product availability.

     In March 2004, we launched our website,
http://www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website the Company runs ad campaigns designed to create awareness among our target consumers and to generate traffic to the website.

     In October 2005, we entered into an agreement with Circuit City that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services offered by us. On March 24, 2006, we entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of our services to all the Circuit City Stores beginning in May 2006 with an anticipated complete rollout to all the stores by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program Circuit City service agreement was not considered significant in relation to the number of new subscribers added during the quarter ended 2005 and first quarter ended 2006, we believe that our relationship with Circuit City brought more prominence and recognition to our company.

     In August 2006, we entered into an agreement with the Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. Our agreement with AAFES will give us access to more than 11 million military personnel, retirees and their families.

     We will continue to seek similar partnerships with nationally known companies or agencies to further brand our company name.

     In September 2006, we launched a cross-country tour visiting 12 cities in a motor coach wrapped in GameZnFlix advertisements (mobile advertising). We believe this cross-country tour provided us a successful grass roots marketing campaign of GameZnFlix around the country.

     Our increasing growth will require us in the future to make more significant capital investment in library content, distribution infrastructure and technology. Our current infrastructure will allow us to service approximately 150,000 monthly subscribers before significant investment as mentioned previously would be required. We currently monitor our monthly growth rate to ensure we properly anticipate the timing of making additional investment in our library content, distribution infrastructure and technology. We serve our members via nine distribution centers located in Colorado, Kentucky, Massachusetts, Washington, Maryland, Texas, Florida and two in California. These distribution centers are strategically located to service the subscriber base in each of their respective regions.
Each center has a full inventory of movies and video game titles for shipment. As our subscriber base grows, we may seek opening additional distribution centers.

     We have evaluated and continue to evaluate our operations and operational needs. During 2005, we were able to favorably negotiate a new mailer envelope with the United States Postal Office ("USPS") that reduced our overall postage cost and increased the delivery turnaround time from 7 to 2 days.

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

Results of Operations.

(a)  Revenues.

     We reported gross revenues of $472,960 and $1,248,869 for the three and nine months ended September 30, 2006 compared with $130,607 and $536,362 for the same periods in the prior year, increases of $342,353 and $712,507 or approximately 262% and 133%, respectively. Gross revenues increased significantly during the three and nine months ended September 30, 2006 compared to the prior periods primarily due to a greater increase in our subscriber base compared to same period in 2005 fueled by more market awareness of our services.

     During the three and nine months ended September 30, 2006, our subscriber base averaged approximately 9,300 and 8,200 subscribers per month as compared with 2,600 and 3,500 in the same periods of the prior year. As the end of September 30, 2006, we had approximately 11,800 total subscribers. We continue to focus on growing our subscriber base through marketing and an affiliate partnership program whereby a referral fee is paid for each new subscriber signed. Our churn rate is approximately 12.4% and 15.7% for the three and nine months ended September 30, 2006 as compared with the same periods of the prior year of 33.8% and 49.6%. Churn rate is a monthly measure defined as customer cancellations in the period divided by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period.
Customer cancellations in the three and nine months ended September
30, 2006, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     We reported cost of revenues of $145,303 and $535,561 for the three and nine months ended September 30, 2006 compared with $73,952 and $353,495 for the same periods in the prior year, increases of $71,351 and $182,066 or approximately 96% and 52%, respectively.
Cost of revenues decreased as a percentage to gross revenues during the first nine months of 2006 compared to the same period in 2005 primarily due to a decrease in our mail delivery expense and providing the fulfillment services internally rather than having it outsourced in the prior year. In October 2005, we changed our USPS mailer to better make use of the first class mail rates and have overall reduced our postage costs. During the third quarter of 2005, we terminated our outsourced fulfillment services and internalized it, and that provided us better management of costs and fulfilling our subscribers order requests.

(c)  Advertising.

     We reported advertising expenses of approximately $933,210 and $1,627,023 for the three and nine months ended September 30, 2006 compared with $76,388 and $243,301 for the same periods in the prior year, increases of $856,822 and $1,383,722, or approximately 1,122% and 570%, respectively. Such advertising consisted of direct marketing through print, radio and online Internet advertising. We believe advertising expenses will continue to increase by at least
15% during 2006, and that has contributed to our increase in subscribers.

(d)  Selling, General and Administrative Expenses.

     We reported selling, general and administrative expenses of approximately $837,059 and $2,494,683 for the three and nine months ended September 30, 2006 compared with $512,721 and $1,073,968 the same periods in the prior year, increases of $324,338 and $1,420,715 or approximately 63% and 132%, respectively. Increase in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services. The increase in related payroll and contract services will continue to increase as our overall growth of our business increase.

(e)  Consulting and Professional Fees.

     We reported consulting and professional fees of approximately $603,006 and $1,622,231 for the three and nine months ended September 30, 2006 compared with $454,122 and $1,059,005 the same periods in the prior year, increases of $148,884 and $563,226 or approximately 33% and 53%, respectively. Increase in consulting and professional fees during the three and nine months ended September 30, 2006 compared to the same periods in 2005 was primarily a result of additional business consultants utilized during 2006 to aid in developing a more effective marketing program.

(f)  Net Loss.

     We reported a net loss of approximately $2,732,534 and $6,624,036 for the three and nine months ended September 30, 2006 compared with $1,223,535 and $2,884,234 the same periods of the prior year, increases of $1,508,999 and $3,739,802 or approximately 123% and 130%, respectively. These increases in net losses are the result of the factors mentioned above. We anticipate having a recurring net loss during the remaining months of 2006.

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

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With our use of nine shipping centers and the associated software and procedural upgrades, we have reduced the transit time of DVD's and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As we establish additional planned shipping centers and further refine our distribution process, we may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

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

(i) Any Required Expenditures by Us as a Result of Indemnification Will Result in Increased Costs to Us.

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

(k)  Repayment of Debentures, If Required, Would Deplete Our
Available Capital.

     The convertible debenture issued to Golden Gate is due and payable, with 4_% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. We anticipate that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of our common stock, in accordance with the terms of the debenture. If we were required to repay the debenture, we would be required to use our limited working capital and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holder could commence legal action against us and foreclose on assets to recover the amounts due. Any such action may require us to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $4,610,360 for the nine months ended September 30, 2006 compared with $1,500,657 for the nine months ended September 30, 2005, an increase of $3,109,703.
This increase is attributed to many changes from period to period, including the payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $7,490,174 for the nine months ended September 30, 2006 compared with $787,256 for the nine months ended September 30, 2005, an increase of $6,702,918.
This increase resulted from increased investments of cash that we had as a result of the recent additional funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and us (as discussed below).

Liquidity and Capital Resources.

     As of September 30, 2006, we had total current assets of $5,870,767 and total current liabilities of $1,210,244, resulting in a working capital surplus of $4,660,523. Our cash and certificates of deposit balance as of September 30, 2006 totaled $317,821 and $3,070,276, respectively. Our cash flow from financing activities for the nine months ended September 30, 2006 resulted in a surplus of $6,515,960. Overall, our cash and cash equivalents for the nine months ended September 30, 2006 decreased by $5,584,574.

     Our current cash and cash equivalents balance will be sufficient to fund our operations for the next twenty four months. However, we will continue to raise capital through either debt or equity instruments that will allow us the resources to increase our library content, distribution infrastructure and technology. We currently have approximately $4,150,000 in stock subscriptions receivable that
we believe we will be able to collect in the next six months.   We
currently have filed a registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 20,300,000 shares of our common stock at $1.09 per share providing future funding of approximately $16,000,000.

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

     The debentures bear interest at 4 3/4%, mature three years from the date of issuance, and are convertible into our common stock, at the selling stockholder's option. The convertible debentures are convertible into the number of our shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debentures is the lesser of (i) $0.20, (ii) eighty two percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion or
(iii) eighty two percent of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that our market price is less than $0.015, we will have the option to prepay the debenture at 150% rather than have the debenture converted. If we elect to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, the selling stockholder is obligated to exercise the warrant concurrently with the submission of a conversion notice by the selling stockholder. The warrant is exercisable into 15,000,000
shares of common stock at an exercise price of $1.09 per share.   As
of the end of September 30, 2006, a total of 11,600,000 shares were issued related to the warrant providing us approximately $12,100,000.

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

     We filed a registration statement under Form SB-2/A during 2005 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share of which approximately 3,400,000 shares still remain as of September 30, 2006 providing future funding of approximately $3,700,000. Additionally, we filed another registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 20,300,000 shares of our common stock at $1.09 per share providing future funding of approximately $22,000,000. As of the end of September 30, 2006, a total of 11,600,000 shares were issued related to the warrant providing us approximately $12,600,000.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we reports in our financial statements.

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

(b)  DVD's and Video Games Library.

     As of September 2006, the Company has invested over $4,475,000 in our DVD and video game library resulting in approximately 50,000 DVD and video game titles available for rental. We acquire DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. We depreciate our DVD's and video games library on a straight-line basis over a twelve month period. We currently have not assigned a salvage value since it is our intention to not sell our library. In the event that we do sell a portion of our library as result of slow moving title rentals, we will re-evaluate our policy of depreciation in relation to the salvage value.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2006.
There were no purchases of our common stock by our affiliates or us during the three months ended September 30, 2006.

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

                                       GameZnFlix, Inc.



Dated: November 1, 2006                By: /s/  John Fleming
                                       John Fleming, Chief Executive Officer


Dated: November 1, 2006                By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


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

3.1     Articles of Incorporation, dated December 19, 2001
        (incorporated by reference to Exhibit 3.1 of the Form 10-
        KSB filed on April 15, 2003).

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

10.7 Amendment #1 to Services Agreement between the Company and Circuit City Stores, Inc., dated December 28, 2005
        (incorporated by reference to Exhibit 10.2 of the Form 8-
        K/A filed on January 5, 2006).

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