Form 10KSB
period 2006-12-31
GAMEZNFLIX INC
filed 2007-03-29
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-29113

                                GAMEZNFLIX, INC.
              (Exact Name of Company as Specified in its Charter)

                  Nevada                                     54-1838089
State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                           Identification No.)

      1535 Blackjack Road, Franklin, Kentucky                  42134
      (Address of Principal Executive Offices)               (Zip Code)

                  Company's telephone number:  (270) 598-0385

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

     The Company had revenues of $1,884,678 for the fiscal year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 2007:
$5,881,776.  As of February 28, 2007, the Company had 6,058,176,376
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No    X.


                                   TABLE OF CONTENTS

PART I.                                                                    PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                             3

ITEM 2.   DESCRIPTION OF PROPERTY                                            22

ITEM 3.   LEGAL PROCEEDINGS                                                  23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                23

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           23

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      24

ITEM 7.   FINANCIAL STATEMENTS                                               34

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             34

ITEM 8A.  CONTROLS AND PROCEDURES                                            34

ITEM 8B   OTHER INFORMATION                                                  35

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
          PERSONS, AND CORPORATE GOVERNANCE; COMPLIANCE
          WITH SECTION 16(A) OF THE EXCHANGE ACT                             36

ITEM 10.  EXECUTIVE COMPENSATION                                             38

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             41

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE                                          46

ITEM 13.  EXHIBITS                                                           48

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             48

SIGNATURES                                                                   50

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Company") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal stockholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, the Company again amended the articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January 26, 2004, the name of the Company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation. On December 16, 2004, the Company amended the articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares. On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000, and on March 21, 2006 increased to 25,000,000,000.

     During the period of July 2002 to September 2002, the Company acquired AmCorp Group, Inc., a Nevada Corporation, and Naturally Safe Technologies, Inc. also a Nevada corporation. Currently, Naturally
Safe is current with its incorporation with the State of Nevada, but does not have any business operations. In February 2005, AmCorp amended its articles of incorporation, changing its name to GameZnFlix Racing and Merchandising, Inc. AmCorp provided services to companies that desired to be listed on the OTCBB and Naturally Safe held patents on a product that assisted Christmas trees in retaining water. During the fiscal year ended December 31, 2002, AmCorp generated 26% of revenues and Naturally Safe generated approximately 74% of revenues. During the fiscal year ended December 31, 2003, AmCorp generated 2% of revenues and Naturally Safe generated approximately 88% of revenues.
In May 2003, the Company ceased operation of Prima International, LLC, a wholly owned subsidiary of Naturally Safe. In September 2003, the Company acquired Veegeez.com, LLC, a California limited liability company.

Business of the Company.

     Veegeez.com provided its subscribers with access to its video games library. In March 2004, the Company launched its website, http://www.gameznflix.com. However, the Company did not fully commence operations in the online DVD and video game rental until September 2004. In May 2004, the veegeez web site ceased operations and all traffic has been directed to the www.gameznflix.com web site.

     The Company currently provides subscribers with access to a comprehensive library of Microsoft Xbox, Xbox 360, Sony Playstation3, Playstation Portable, Playstation 2, Playstation, Nintendo Wii, Nintendo Gamecube, and DVD's (hereinafter "titles"). The Company believes its service is an alternative to store based gaming rentals and that the Company offers a high level of customer service, quality titles and product availability. The subscription plans allow subscribers to have three to eight titles out at the same time with no due dates, shipping charges or late fees for $8.99 per month to $16.99 per month (for a three-title package), and a $249.00 annual membership (applicable tax is collected for California residents). Subscribers can enjoy as many titles as they wish during their subscription time. Titles are selected on the website www.gameznflix.com via the queue system. The titles are shipped by first-class mail and can be returned at their convenience using the enclosed prepaid mailer. When a game and DVD has been returned, the subscriber's next available selection is mailed to them.

     Management believes that the Company is in a good position to take advantage of the following market conditions:

     - start-up opportunities in the on-line video game rental business;

     - the need for use of efficient distribution and financial methods;

     - under-served market that has growth opportunity; and

     - existing video game rental companies' uneven track record in providing customer service.

     The Company's internally developed software enables it to customize the website to meet customer needs and provide vital business information. The Company's online interface with customers eliminates the need for costly retail outlets and allows it to serve a national customer base with low overhead costs.

     The Company currently provides rental services to its subscribers. In addition, its also sells new titles to subscribers as well as non- members visiting the website. Plans are in place to expand and provide sales of used DVD titles at a discounted price and new video gaming accessories. The development of this portion of the website is nearly completed. Management believes that adding these additional services will complement the rental service by increasing cash flow and capitalizing on impulse sales to current subscribers.

     The Company seeks to provide its customers with a large selection of video game rental and DVD movie choices on a monthly subscription basis. Customers can sign-up via the website to rent titles of their choice. The titles are then shipped to the customer via first class mail once they have made their selection(s). Active subscribers can retain the titles for an indefinite amount of time as long as they are active paying subscribers. Customers can exchange their selections at anytime by returning their title(s) in the pre-addressed package provided.

     From November 2004, when the Company commenced tracking its customer base, through December 2005, it has consistently maintained a monthly customer base of approximately 3,000. During 2006, the average number of active subscribers per month approximated 9,200. As of December 31, 2006, the Company had approximately 19,000 subscribers; this growth can be attributed to increased public awareness of the Company. For the year ended December 31, 2006, the amount of revenues that have been generated from these subscriptions has totaled approximately $1,885,000.

     Part of this public awareness of the Company resulted from a service agreement entered into with Circuit City Stores, Inc. ("Circuit City") in October 2005 that provided for a pilot program in 27 retail stores and on the Circuit City website to promote the Company's services. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of services to all the Circuit City stores that began in May 2006 and was completed in December 2006. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers through the end of 2006, the Company believes that its relationship with Circuit City brought more prominence and recognition to the Company. The Company expects to continue its relationship with Circuit City in 2007.

     In August 2006, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. This agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families.

     The Company intends to continue to seek similar arrangements with nationally known companies or agencies to further brand the Company name.

Product and Service Description.

     The Company offers DVD movie and video game rental services and the ability to purchase new DVD movie and video game titles to its subscribers. In addition, the Company also sells new DVD movie and video game titles to non-members. Members can choose from rental packages of three to eight titles outstanding at one time on a monthly subscription basis with unlimited replacement of products as long as they are an active subscriber.

     The Company currently owns approximately 50,000 titles and approximately 230,000 copies. In March 2004, the Company signed a supply agreement with an entertainment distributor. The supply agreement is designed to enable the Company to access the most current DVD and video game titles for purposes of meeting rental requests as well as all purchases. The Company owns all titles that are rented to its subscribers. Titles are purchased based on membership requests for a title and inventory is being built in this way. In the event that a title is purchased through the website, if the Company does not already own the title, then that title is purchased to fulfill the request. The Company purchases inventory from Video Products Distribution, Alliance and Ingram Entertainment, Inc., for cash.
The Company's proprietary queue system and dynamic web server-based database system automatically select the next title a customer receives based on factors such as the subscriber's next title preferences, title availability, length of time a subscriber has been with the Company, and the subscriber's subscription plan level.

     All DVD's and games sold are offered to current subscribers at a discount from the manufacturer's suggested retail price. In the future, used titles will be sold and will be priced based on the length of time the title has been in service, the current market rate (as determined by on-line sites like Amazon.com, and EBGames.com), and customer demand to maximize profit. For example, most new games are sold for $49.99 at retail stores and for $49.99 plus shipping from on-line stores. The Company offers the games for $46.99 plus shipping charges paid by the customer. The Company currently charges a flat rate of $3.00 per order for shipping. Most online competitors utilize multiple shipping rates, which incorporates a per piece charge as part of their shipping calculations.

     Like some of its competitors, the Company offers a toll free customer service phone number 12 hours per day, five days per week (Monday - Friday). The Company also takes customer inquiries and requests via e-mail and maintains a policy to answer each e-mail within 24 - 48 hours of receipt.

Competition.

(a)  Game Rentals.

     The Company's competition for game rentals comes in two main forms:

     - Chain rental stores - The Company's indirect competitors include traditional retail stores that offer video game rentals such as Blockbuster, Hollywood Video, and other national and local video rental stores. These companies are formidable, established competitors for video game rentals. The primary business of these companies is the renting of movies and not video games. Additionally, late returns are assessed stringent daily late fees by some of these chain rental stores for relatively short rental periods.

     - Online competitors - Currently there are approximately 12 direct competitors that provide online video game rentals. Some competitors include AngelGamer.com, DVDAvenue.com, Gamez2go.com, Govojo.com, Midwest-games.com, RedOctane.com, Rent-a-realm.com, Gamefly.com, and Videogamealley.com. Each of these competitors offers rental packages on a monthly subscription basis with offerings of one to eight games available at varying prices.

     The Company competes on product availability, customer service and product availability information.

DVD Rentals.

     The Company's competition for DVD rentals comes in the following forms:

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

     In summary, management believes that in order to be successful the Company must provide its subscribers with the best possible renting experience and a willingness to develop a long-standing relationship. The Company must offer a high level of customer service, reliable product availability, and a responsive and efficient website to deliver the service.

Sale of DVD's and Games.

     In November 2004, the Company commenced selling new DVD and video games. The offering of these products for sale has been integrated with the existing website and has accounted for approximately 42% of revenue on a monthly basis. Management believes these new offerings will complement the current rental service as many subscribers have indicated that they rent games to decide which games they would like to buy in the future.

     Chain rental stores and other local rental stores also sell
DVD's. In addition, DVD's are sold by large retailers, including Wal Mart, Target, and Best Buy.

Fulfillment.

     In February 2005, the Company ceased using the services of National Fulfillment, Incorporated to meet fulfillment needs and internalized the fulfillment. There are currently distribution centers located in California (2), Colorado, Florida, Kentucky, Maryland, Massachusetts, Texas, and Washington. Delivery of the titles is provided by first class mail. During 2005, the Company was able to negotiate a new mailer envelope with the United States Postal Service ("USPS") that reduced overall postage cost and decreased the delivery turnaround time from 7 to 2 days. The average cost, after the new mailer, of delivery for the shipment is $1.20. The delivery of each subsequent game costs $0.60 for shipment to the customer and $0.60 for each return.

     Each workday, the Company's distribution centers process the titles to be shipped for that day. Each distribution center delivers the outgoing titles to the USPS by a cutoff time established by the local USPS office in order to make the mail on that day. After dropping off the outgoing titles, the personnel receive the return titles and then process the returned titles back into inventory through the use of scanners. Each return title is verified to be the correct title, matches the member who returns it and that the title is in good working condition.

Technology.

     All orders are taken by credit card via website at GameZnFlix.com and processed through Authorize.Net and the Company's Humboldt Bank merchant account. Data resulting from customer sales transactions is transferred to the proprietary database system. This database system provides the necessary information for accounting, sales, customer service, inventory management, and marketing information needs and is accessible directly through any Internet connection.

Marketing.

     The Company's target market for games is the hard core gamer that purchases and rents games on a regular basis. The Company also targets the DVD movie rental market similar to NetFlix.com and Blockbuster.com. The Company is targeting subscribers of other services through its affiliate program, which is a commission based referral program that is administered through an affiliate tracking software. These affiliates consist of websites that drive consumers to the Company's website for a fee. The participants in this program are not affiliated with the Company outside of their participation in the affiliate program. Participants in the affiliate program can receive up to $70.00 for each new subscriber directed to the Company by that affiliate that elects to use the service. The commission schedule is tied to the type of account the subscriber whom the affiliate sends to the Company (a $70 commission would be for an annual membership signup). In addition, there are other programs where the Company pays a range from $10.00 to $25.00 per member based on the volume the affiliate provides the Company.

     The Company also has a special program offered to the US military, including active duty, veterans, reservists, National
Guardsmen, DOD employees and their dependents. These individuals receive roughly a 10% discount on the standard rates. They are also offered shipping to any military base throughout the world.

     Since the target market for game rentals is already renting games from traditional rental stores, the most important market needs are a higher level of support and service, a greater value for the money they spend, and greater product availability. One of the key points of the Company's strategy is the focus on hard-core gamers that know and understand these needs and are looking to pay less, and spend less time to have them filled.

     The Company believes the most obvious and important trend in the market is an increase in the number of people playing video games. Management also believes that video game players are becoming more and more unsatisfied with the current video game rental stores due to late fees, short rental times and a general lack of customer service support are all strong reasons why video game players are looking for an alternative.

     The Company believes a third trend is ever-greater connectivity, with more people on the Internet and purchasing more items over the Internet. Items such as computer hardware, apparel, consumer electronics, office supplies, toys, movies, and video games are all experiencing an increasing number of online sales.

     An estimated 15% of the current subscriber base is college students. Advertisement in school newspapers, on college websites, and other advertising media will be placed at college campuses in targeted cities. The Company also intends to participate in direct marketing opportunities in conjunction with back-to-school events on these campuses. The Company's first opportunity in this regard will be with the universities in the vicinity of Nashville, Tennessee.

     In February 2004, the Company retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of the website http://www.gameznflix.com. Through AdSouth Partners, the Company commenced a direct television response advertising campaign that covered 13 different national television channels with five different commercials, starring Dennis Coleman (a television and movie actor) and Ben Curtis (the former star of Dell television commercials). The prepaid television ad campaign covered the period from April 2004 to February 2005 on a monthly basis The last advertisement in this campaign was a commercial that aired during the 4th quarter of the 2005 Super Bowl on three local television stations. In 2005, the Company did not have any major television advertising campaigns planned and ended its relationship with AdSouth Partners. Due to software issues, the Company is unable to determine the effect that this advertising had on subscriptions and revenue.

     In 2005, the Company continued to market online through the affiliate program and expanded it to assist in membership growth. The Company's other advertising and marketing programs will move away from national advertising and focus on areas in the proximity of distribution centers. The Company intends to utilize media such as print, radio, outdoor and others where appropriate. This marketing program was launched in Nashville, Tennessee and expanded to other markets throughout 2005.

     The Company will also be utilizing "grass-roots" tactics that may include local market sponsorships, direct marketing opportunities via kiosks, corporate gift programs, employee benefits program, member referral programs and other areas that will help the Company penetrate target markets.

     In February 2005, the Company commenced marketing activities through its wholly owned subsidiary GameZnFlix Racing and Merchandising, Inc. In connection with these activities, the Company sponsored a local drag racing car that covered the local Kentucky and Tennessee areas. In accordance with the drag racing team, the Company paid entry fees and pre-approved travel expenses to attend races in consideration for the placement of the Company name on the racecar, trailer and tow vehicle. The Company also received half of all winnings and reimbursement of expenses.

     In September 2006, the Company launched a cross-country tour visiting 12 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). The Company believes this cross-country tour provided a successful grass roots marketing campaign of GameZnFlix around the country. The Company anticipates running a similar marketing campaign in 2007 and will strive to secure affiliate relationships for cross advertisements of each other's products/services.

Research and Development.

     During the fiscal year ended December 31, 2006, the Company engaged in research and development activities, including the development of online games, broadband delivery of rental inventory and satellite television. The portion of the Company's operating costs that is allocable to research and development is immaterial and the results of these activities are GNF Entertainment and GNFDigital.com.

GNF Entertainment.

     The Company's GNF Entertainment Network (http://www.gnfent.com) is a broadcast programming service. Currently there are two 24/7 channels: The GNF Movie Channel and The GNF Game & Music Channel. Broadcasting via satellite on IA-5 Transponder 5 and IA-5 Transponder 27, both channels are available for syndication or channel carriage.
 They are available to broadcast markets in the US, Canada, Mexico and Caribbean.

     Currently two programs are available for international syndication: "Music Row Profiles" and "Sound Check". Starting in
2007, GNF Entertainment will begin producing, broadcasting and syndicating programs targeted to tech-savvy youth featuring sports, video gaming and music.

     The GNF Movie Channel features a wide variety of family rated independent movies and other entertaining features such as vacation getaways, educational programming, international points of interest, and business profiles.

     The GNF Game & Music Channel brings current music videos from top country, rock, alternative and Gospel artists, weekly behind the scenes news segments, artist profiles, extreme amateur and professional reality sports features such as jet ski, motocross, snow boarding, mini bike, as well as an inside look at the latest and greatest games, consoles, competitions and news in the gaming industry today.

GNF Digital.

     The Company's GNFDigital.com is an online retail site offering movies and premium video programs for digital download. GNFDigital enables consumers to preview, purchase and download movies on-demand. Using Microsoft's Windows Media digital rights management system, the Company can control whether individual titles are offered for electronic sell-through, digital rental (48 hours), or limited use (e.g., 10 plays). GNFDigital currently features over 100 movies and is actively licensing additional titles including feature films, documentaries, and music and lifestyle programs.

     The Company has arrangements with two premiere technology service companies to provide the technical infrastructure for its GNFDigital. VitalStream is a world leader in delivering digital media to a global audience, with strategically located data centers with high-performance connectivity into multiple Tier-1 backbones offering massive throughput and route optimized peering. GNFDigital manages end-user licenses and transactions using a next-generation media publishing system from the Platform.

Strategy and Implementation Summary.

     In order to successfully implement the business plan, the Company must:

     - emphasize service and support;

     - differentiate its service from the competition;

     - establish its service offering as a clear and viable alternative to time period rentals;

     - build a relationship-oriented business;

     - become subscribers' video game rental site of choice; and

     - ensure that all orders are delivered timely and accurately.

Employees.

     The Company currently has 45 employees and one paid consultant. The employees and consultant operate in the following areas:

     - purchasing (2 employees)

     - sales and marketing (1 employee and 1 consultant)

     - general business operations and management (12 employees)

     - website operations (3 employees)

     - warehouse operations (27 employees)

Risks Relating to the Business.

(a)  The Company Has a History of Losses That May Continue.

     The Company incurred net losses of $10,840,259 for the year ended December 31, 2006 and $4,239,532 for the year ended December 31, 2005. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.
If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant rentals of DVD's and video games over the Internet. The Company's possible success is dependent upon the successful development and marketing of its website and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

(b)  Ability to Attract and Retain Subscribers Will Affect the
Company's Business.

     The Company must continue to attract and retain subscribers. To succeed, it must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Company's ability to attract and retain subscribers will depend in part on its ability to consistently provide its subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the Company introduces new services that are not favorably received, it may not be able to attract or retain subscribers. If the efforts to satisfy its existing subscribers are not successful, it may not be able to attract new subscribers, and as a result, revenues will be adversely affected.

     The Company must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to the Company's service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and/or customer service issues are not satisfactorily resolved. The Company must continually add new subscribers to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many subscribers cancel the Company's service, or if the Company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, the Company may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company's use of nine shipping centers and the associated software and procedural upgrades, the Company has reduced the transit time titles.
As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company established additional planned shipping centers or further refines its distribution process, it may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond the Company's control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the Company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The "GameZnFlix" brand is young, and the Company must continue to build strong brand identity. To succeed, the Company must continue to attract and retain a number of owners of DVD and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to its service through its website. The Company may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Company believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If these efforts to promote and maintain its brand are not successful, operating results and ability to attract and retain subscribers will be affected adversely.

(c) Inability to Use Current Marketing Channels May Affect Ability to Attract New Subscribers.

     The Company may not be able to continue to support the marketing of its service by current means if such activities are no longer available or are adverse to the business. In addition, the Company may be foreclosed from certain channels due to competitive reasons. If companies that currently promote the Company's service decide to enter this business or a similar business, the Company may no longer be given access to such channels. If the available marketing channels are curtailed, the Company's ability to attract new subscribers may be affected adversely.

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

(f)  Competition.

     The market for on-line rental of DVD's and video games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom it has relationships could develop products or services, which compete with the Company's products or services. Also, some competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving current products and maintaining customer satisfaction. Such investment will increase the Company's expenses and affect its profitability. In addition, if it fails to make this investment, the Company may not be able to compete successfully with its competitors, which could have a material adverse effect on its revenue and future profitability.

(g) Any Significant Disruption in Service on the Website Could Result in Loss of Subscribers.

     Subscribers and potential subscribers access the Company's service through its website, where the title selection process is integrated with the delivery processing systems and software. The Company's reputation and ability to attract, retain and serve subscribers is dependent upon the reliable performance of the website, network infrastructure and fulfillment processes. Interruptions in these systems could make the website unavailable and hinder the ability to fulfill selections. Service interruptions or the unavailability of the website could diminish the overall attractiveness of the subscription service to existing and potential subscribers.

     The Company's servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, its data from these attacks. This includes several layers of security in place for the Company's protection and that of its members' data. The Company also has procedures in place to ensure that the latest security patches and software are running on the servers - thus maintaining another level of security.

     Any attempts by hackers to disrupt the website service or internal systems, if successful, could harm the business, be expensive to remedy and damage the Company's reputation. The Company does not have an insurance policy that covers expenses related to direct attacks on the website or internal systems. Any significant disruption to the website or internal computer systems could result in a loss of subscribers and adversely affect the business and results of operations.

(h)  Potential Delivery Issues Could Result in the Loss of
Subscribers.

     The Company relies exclusively on the USPS to deliver DVD's and games from its shipping centers and to return DVD's and games from subscribers. The Company is subject to risks associated with using the public mail system to meet shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Company's DVD's and games are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or the Company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase the Company's cost of acquiring titles.

(i) There May be a Change in Government Regulation of the Internet or Consumer Attitudes Toward Use of the Internet.

     The adoption or modification of laws or regulations relating to the Internet or other areas of the business could limit or otherwise adversely affect the manner in which the Company currently conducts its business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on the Company. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause the Company to incur additional expenses or alter its business model.

     The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either the Company or its customers to potential liability, which in turn could have an adverse effect on the business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for the Company's subscription service and increase the cost of doing business.

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

(j) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

     The Company's bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

k) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

     The Company intends to recruit in fiscal year 2007 employees who are skilled in the industry in which it operates. The failure to recruit these key personnel could have a material adverse effect on business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurance that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Risks Relating to Financing Arrangements.

(a)  There are a Large Number of Shares Underlying the
Convertible Debenture and Warrants; Sale of These Shares may Depress the Market Price of the Common Stock.

     On November 11, 2004, the Company entered into a Securities
Purchase Agreement with Golden Gate Investors, Inc. for the sale of
(i) $150,000 convertible debenture and (ii) a warrant to purchase
15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion.
The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.

     On January 17, 2006, the Company entered into an amendment to the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant to purchase
15,000,000 shares of common stock was issued (also exercisable at $1.09 per share).

     As of February 28, 2007, the Company had 6,058,176,376 shares of common stock issued and outstanding, and the debenture outstanding that may be converted into an estimated 21,401,704,832 shares of common stock at closing price of $0.001 as of that date, and outstanding warrants to purchase 15,965,900 shares of common stock.
In addition, the number of shares of common stock issuable upon conversion of the outstanding debenture may increase if the market price of the common stock declines. All of the shares, including all of the shares issuable upon conversion of the debenture and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of the common stock.

     The continuously adjustable conversion price feature of the debenture could require the Company to issue a substantially greater number of shares, which will cause dilution to existing stockholders.

     The Company's obligation to issue shares upon conversion of the debenture to Golden Gate Investors, Inc. is essentially limitless.
The following is an example of the amount of shares of common stock that are issuable, upon conversion of the balance of the debenture of $159,659 as of February 28, 2007 (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing market price as of February 28, 2007 of $0.001:

                             Effective         Number             % of
% Below       Price Per      Conversion       of Shares       Outstanding
Market          Share          Price          Issuable           Stock

25%           $0.00075       $0.000615        28,541,000,000     471%

50%           $0.00050       $0.000410        42,819,000,000     707%

75%           $0.00025       $0.000205        85,655,000,000   1,414%

As illustrated, the number of shares of common stock issuable upon conversion of the debenture will increase if the market price of the stock declines, which will cause dilution to existing stockholders.

(b)  The Continuously Adjustable Conversion Price Feature of the
Debentures May Encourage Short Selling of the Common Stock.

     Golden Gate is contractually required to exercise its warrants and convert its debenture on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the debenture results in the issuance of shares at an effective 18% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as Golden Gate converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden Gate could sell common stock into the market in anticipation of covering the short sale by converting its securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debenture and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(c)  The Issuance of Shares upon Conversion the Debenture and
Exercise of the Warrants May Cause Dilution to Existing Stockholders.

     The issuance of shares upon conversion of the debenture and exercise of the warrants may result in substantial dilution to the interests of other stockholders since Golden Gate may ultimately convert and sell the full amount issuable on conversion. Although Golden Gate may not convert the debenture and/or exercise the warrants if such conversion or exercise would cause it to own more than 9.9% of the Company's outstanding common stock, this restriction does not prevent Golden Gate from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, Golden Gate could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of the common stock.

(d)  If the Company is Unable to Issue Shares Upon Conversion of
Debenture, Penalties are Required to be Paid to Golden Gate.

     If the Company is unable to issue shares of common stock upon conversion of the debenture as a result of the inability to increase in the authorized shares of common stock or as a result of any other reason, the Company is required to:

     - pay late payments to Golden Gate for late issuance of common stock upon conversion of the debenture, in the amount of $100 per business day after the delivery date for each $10,000 of debenture principal amount being converted.

     - in the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, the Company must pay to Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon.

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

     In the event that the Company is required to pay penalties to Golden Gate or redeem the debenture held by Golden Gate, the Company may be required to curtail or cease its operations.

(e)  Repayment of Debentures, If Required, Would Deplete Available
Capital.

     Any event of default under the debenture with Golden Gate could require the early repayment of the debenture at a price equal to 125% of the amount due under the debenture. The Company anticipates that the full amount of the debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the debenture. If the Company is required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debenture when required, Golden Gate could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Risks Relating to Common Stock.

(b)  Common Stock Price May Be Volatile.

     The trading price of the Company's common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company's control and may not be directly related to its operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in earnings or fluctuations in operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future.
Securities litigation could result in substantial costs and divert management's attention and resources from the business.

(c)  Absence of Cash Dividends May Affect Investment Value of Common
Stock.

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

(c)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Common Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets, the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) state in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) state in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. This common stock is currently traded on the Over the Counter Bulletin Board ("OTCBB"). As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the market value of the common stock. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

     As a result of these rules, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company's common stock and the ability of stockholders to sell their securities in the secondary market.

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

(f)  Shares Eligible For Future Sale.

     Most of the shares currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently owns $578,721 in fixed assets and $2,250,096 ($6,092,216 less amortization of $3,842,120) of DVD and video games inventory. The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office; the Company does pay rent for this office. The Company's distribution centers are located at:

California (north): 4600 Roseville Road, Suite 160, North Highlands, California 95660; three year pre-paid lease (commenced in July 2006), with a rent of $1,700 per month for a 1,096 square foot space.

California (south): 20705 S. Western Avenue, Suite 209, Torrance, California 98032; three year pre-paid lease (commenced in September
2006), with a rent of $893 per month for a 703 square foot space.

Colorado: 18234 County Road 24, Sterling, Colorado 80751; 2,600 square foot space being provided rent free to Company.

Florida:  600 S. North Lake Boulevard, #270, Altamonte Springs,
Florida 32701; three year pre-paid lease (commenced in April 2006), with a rent of $1,244 per month for a 950 square foot space.

Kentucky: 130 West Kentucky Ave, Franklin, Kentucky 42134; five year pre-paid lease (commenced in January 2006), with a rent of $4,150 per month for a 5,600 square foot space.

Maryland: 847 Quince Orchard Blvd. Suite B, Gaithersburg, Maryland 20878; one year pre-paid lease (commenced in May 2006), with a rent of $1,500 per month for a 1,048 square foot space.

Massachusetts: 12 Harvard St, Front Suite, Worcester, Massachusetts; two year pre-paid lease (commenced in March 2006), with a rent of $800 per month for a 950 square foot space.

Texas: 4747 Irving Blvd, Suite 243, Dallas, Texas 75247; one year pre-paid lease (commenced in July 2006), with a rent of $2,400 per month for a 1,440 square foot space.

Washington: 6627 South 191st Place, #F101, Kent, Washington 98032; two year pre-paid lease (commenced in September 2006), with a rent of $1,090 per month for a 505 square foot space.

     Management believes that the office and distribution spaces are currently adequate for the needs of the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's common stock began trading on the Over the Counter Bulletin Board under the symbol "SYCD". With the change in name to "Point Group Holdings, Incorporated", the symbol changed to "PGHI" on December 13, 2002. The symbol was changed to "GZFX" effective on February 6, 2004 with the change in the name of the Company to "GameZnFlix, Inc." The range of closing prices shown below is as reported by this market. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006

                                                 High          Low

Quarter Ended December 31, 2006                  $0.005        $0.001
Quarter Ended September 30, 2006                 $0.006        $0.004
Quarter Ended June 30, 2006                      $0.015        $0.005
Quarter Ended March 31, 2006                     $0.016        $0.007

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                 High          Low

Quarter Ended December 31, 2005                  $0.022        $0.002
Quarter Ended September 30, 2005                 $0.006        $0.002
Quarter Ended June 30, 2005                      $0.011        $0.004
Quarter Ended March 31, 2005                     $0.033        $0.012

Holders of Common Equity.

     As of February 28, 2007, the Company had approximately 335 stockholders of record. The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance the operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2006.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2006.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company's audited financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company, through its website www.gameznflix.com, is an online
DVD movie and video game rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of DVD and video game titles. The Company offers subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month to an annual plan at $249.00 per year. The Company's more popular $16.99 per month subscription plan allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees, or shipping charges. Subscribers select titles at the Company's website which are then sent via U.S mail with a prepaid return mailer. The Company offers a high level of customer service, quality DVD and video game titles, and superior product availability.

     In March 2004, the Company launched its website and became fully operational in September 2004. In conjunction with the website the Company runs ad campaigns designed to create awareness among target consumers and generate traffic to the website.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of services to all the Circuit City stores, which was completed by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers added during the quarter ended 2005 and first quarter ended 2006, the Company believes that its relationship with Circuit City brought more prominence and recognition to the Company. The current agreement with Circuit City is expected to continue during 2007.

     In August 2006, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. The agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families.

     The Company will continue to seek similar partnerships with nationally known companies or agencies to further brand the Company name.

     In September 2006, the Company launched a cross-country tour visiting 12 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). The Company believes this cross-country tour provided a successful grass roots marketing campaign of GameZnFlix around the country. The Company anticipates running a similar marketing campaign in 2007 and will strive to secure affiliate partnerships for cross advertisements of each other's products/services.

     The Company's increasing growth will require it to make more significant capital investment in library content, distribution infrastructure, and technology. The Company's current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to ensure the Company properly anticipates the timing of additional investment in library content, distribution infrastructure, and technology.

     The Company serves its members via nine distribution centers located in California (2), Colorado, Florida, Kentucky, Maryland, Massachusetts, Texas, and Washington. These distribution centers are strategically located to service the subscriber base in each of their respective regions. Each center has a full inventory of DVD and video game titles for shipment. With growth in the subscriber base, the Company may seek opening additional distribution centers.

     The Company has evaluated, and continues to evaluate, its operations and operational needs. During 2005, the Company was able to negotiate a new mailer envelope with the United States Postal Service ("USPS") that reduced overall postage cost and decreased the delivery turnaround time from 7 to 2 days.

     During 2006, the Company launched GNF Entertainment Network ("GNFE"), a 24/7 proprietary first run and off-network programming broadcasted on IA-5 Transponder 5 and Transponder 27 Intel Sat System and can be viewed online at www.gnfent.com. GNFE provides two channels for network programming: the movie channel and game and music channel. The Company believes GNFE will allow it to further market and brand GameZnFlix through these proprietary channels.
Additionally, the Company anticipates that GNFE will generate revenues through advertisement slot time within these channels.

     Overall in 2006, the Company's business has grown significantly compared to the prior year, resulting in increased revenues. The Company's revenues compared to the prior year have grown approximately 179%, which is principally attributed to expanding subscriber base. The Company believes its growth has been fueled by the much-improved delivery system of services to its subscribers, focused marketing efforts, strategic partnerships, and continued execution of its business model. In 2007, the Company anticipates its growth will exceed 200% and the subscriber base will reach 50,000 subscribers.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain subscribers and expand its relationship with current subscribers. Accordingly, the Company intends to focus attention and investment of resources in marketing, strategic partnerships, and development of subscriber base. If the Company is not successful in promoting its services and expanding the subscriber base, this may have a material adverse effect on financial condition and the ability to continue to operate the business.

Results of Operations.

     The following table sets forth a summary of operating results, for the periods presented, and an analysis of gross profit by percentage. The information contained in the table below should be read in conjunction with the annual financial statements, and notes to financial statements, included elsewhere in this Annual Report on Form 10-KSB. The following amounts in this table are expressed in thousands "000":

                                           Year Ended December 31,
                                            2006             2005

Revenues                                  $   1,885  100%   $     676   100%
Cost of revenue                                 778   41%         434    64%
Gross profit                                  1,107   59%         242    36%

Operating expenses:
  Advertising                                 2,408               379
  Consulting and professional fees            3,042             1,188
  Depreciation and amortization               2,793               966
  Selling, general and administrative         3,927             1,924
    Operating expenses                       12,170             4,457
Loss from operations                        (11,063)           (4,215)
Other income (expenses)                         223               (24)
Loss before income taxes                    (10,840)           (4,239)
Provision for income taxes                        -                 -
Net loss                                  $ (10,840)        $  (4,239)

(a)  Revenues.

     The Company reported gross revenues of $1,884,678 for the year ended December 31, 2006 compared with $676,291 for the prior year, an increase of $1,208,387 or approximately 179%. This increase was primarily due to a greater increase in the subscriber base compared to same period in 2005 by a monthly subscriber base average of 9,200 compared to 3,300 in the prior year fueled by more market awareness of the Company's services and brand.

     As of December 31, 2006, the Company had approximately 19,000 total subscribers. The Company continues to focus on growing the subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 35% for the year ended December 31, 2006 as compared with approximately 73% for the prior year. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period. Customer cancellations during the year ended December 31, 2006, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     The Company reported cost of revenues of $778,445 for the year ended December 31, 2006 compared with $434,155 for the prior year, an increase of $344,290 or approximately 79%. Cost of revenues decreased as a percentage of gross revenues during 2006 compared to 2005 primarily due to a decrease in mail delivery expense and providing the fulfillment services internally rather than having it outsourced in the prior year. In October 2005, the Company changed its USPS mailer to better make use of the first class mail rates and have overall reduced postage costs. During the third quarter of 2005, the Company terminated its outsourced fulfillment services and internalized it, which provided better management of costs and fulfilling subscribers' order requests.

(c) Advertising.

     The Company reported advertising expenses of approximately $2,407,505 for the year ended December 31, 2006 compared with $379,268 in the prior year, an increase of $2,028,237, or approximately 535%. Such advertising consisted of direct marketing through print, radio and online Internet advertising. The Company believes advertising expenses will continue to increase by at least 15% during 2007; however, these efforts have directly contributed to an increase in subscribers.

(d)  Selling, General and Administrative Expenses.

     The Company reported selling, general and administrative expenses of approximately $3,927,104 for the year ended December 31, 2006 compared with $1,923,999 in the prior year, an increase of $2,003,105 or approximately 104%. Increase in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services. The increase in related payroll and contract services will continue to increase as the overall growth of the business increases.

(e)  Consulting and Professional Fees.

     The Company reported consulting and professional fees of approximately $3,042,320 for the year ended December 31, 2006 compared with $1,188,335 in the prior year, an increase of $1,853,985 or approximately 156%. This increase in consulting and professional fees was primarily a result of additional business consultants utilized during 2006 to aid in developing a more effective marketing program and continued development of the business. The Company does not anticipate needing the same level of consulting and professional fees related to development of the business and believes such related expenses will decrease by approximately 10% to 15% in 2007.

(f)  Net Loss.

     The Company reported a net loss of approximately $10,840,259 for the year ended December 31, 2006 compared with $4,239,532 in the prior year, an increase of $6,600,727 or approximately 156%. The increase in net losses is the result of the factors mentioned above. The Company anticipates having a recurring net loss during the first nine months of 2007 with anticipated breakeven in net income in the fourth quarter of 2007.

Factors That May Affect Operating Results.

     The Company's operating results can vary significantly depending upon a number of factors, many of which are outside its control.
General factors that may affect operating results include:

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

     The Company believes that planned growth and profitability will depend in large part on the ability to promote its services, gain subscribers, and expand relationship with current subscribers. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of the customer base. If the Company is not successful in promoting its services and expanding the customer base, this may have a material adverse effect on financial condition and the ability to continue to operate the business.

Operating Activities.

     The net cash used in operating activities was $8,494,172 for the year ended December 31, 2006 compared with $2,973,762 for the year ended December 31, 2005, an increase of $5,520,410 or approximately 186%. This increase is attributed to many changes from period to period, including the payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $6,138,661 for the year ended December 31, 2006 compared with $1,470,021 for the year ended
December 31, 2005, an increase of $4,668,640 or approximately 318%.
This increase resulted from increased investments of cash for the Company as a result of the funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (discussed below).

Liquidity and Capital Resources.

     As of December 31, 2006, the Company had total current assets of $2,026,317 and total current liabilities of $859,163, resulting in a working capital surplus of $1,167,154. The cash balance as of December 31, 2006 totalled $342,634. The cash flow from financing activities for the year ended December 31, 2006 resulted in a surplus of $9,073,073. Overall, cash and cash equivalents for the year ended December 31, 2006 decreased by $5,559,760.

     The net cash provided by financing activities was $9,073,073 for the twelve months ended December 31, 2006 from the; (a) advances from Golden Gate Investors, Inc., and (b) proceeds from stock issuances under the financing arrangement with Golden Gate, as discussed below. The Company's current cash and cash equivalents balance will be sufficient to fund its operations for the next twelve months. The Company currently has approximately $1,000,000 in stock subscriptions receivable that it believes will be collected in the next six months.

     The Company's continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. In connection with this need for funding, the Company entered into a financing arrangement with Golden Gate: A Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into Company common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i)
$0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.
However, in the event that the market price of the Company's common stock is less than $0.015, the Company will have the option to prepay the debenture at 150% rather than having the debenture converted. If the Company elects to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice.

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of the end of December 31, 2005, a total of 6,797,000 shares were issued related to the warrant providing the Company approximately $7,400,000.

     Golden Gate has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of the Company's common stock such that the number of shares of common stock held by its and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. At December 31, 2006, a total of 6,500,000 shares were issued related to this new warrant, providing the Company approximately $7,100,000.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Inflation.

     The impact of inflation on the Company's costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) DVD and video game libraries; (c) revenue recognition and cost of revenue; and (d) non-cash compensation valuation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  DVD and Video Games Libraries.

     As of December 31, 2006, the Company had invested over $4,475,000 in its DVD and video game libraries resulting in approximately 50,000 DVD and video game titles available for rental. The Company acquires DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video games libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is the Company's intention to not sell these libraries. In the event that a portion of the libraries is sold as a result of slow moving title rentals, the Company will re-evaluate its policy of depreciation in relation to the salvage value.

(c)  Revenue Recognition and Cost of Revenue.

     Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD and video games are recorded upon shipment.

     Cost of subscription revenues consists of fulfillment expenses, and postage and packaging expenses related to DVD and video games provided to paying subscribers. Cost of DVD sales include the net book value of the DVD sold and, where applicable, a contractually specified percentage of the sales value for the DVD that are subject to revenue share agreements.

(d)  Non-Cash Compensation Valuation.

     The Company has issued, and intends to issue, shares of common stock to various individuals and entities for management, legal, consulting, and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of consulting and professional fees in the statement of operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2006, and for the year ended December 31, 2005 are presented in a separate section of this report following Item 14.

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

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 8B.  OTHER INFORMATION.

Subsequent Event.

     On February 1, 2007, the Company adopted the 2007 Stock and Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

John J. Fleming, Chief Executive Officer/Secretary/Director.

     Mr. Fleming, age 57, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years (before joining GameZnFlix in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

Donald N. Gallent, President/Director.

     Mr. Gallent, age 34, was appointed president and a director of the Company on February 3, 2005. He has been working for the Company since early August 2004, first as consultant and then in December 2004 becoming a full time employee as vice president of web operations prior to his appointment as president. Prior to joining the Company, Mr. Gallent was the owner of Fourthturn Collective of Nashville, Tennessee, an eBusiness strategy and development firm, from October 2001 to November 2004. From March 2000 to October 2001, he worked for XOR, Inc., an eBusiness strategist and account manager. From June 1997 to March 2000, Mr. Gallent served as general manager and vice president of Thinktivity Interactive/Frank Best & Ingram.

Arthur De Joya, Chief Financial Officer.

     Mr. De Joya, age 41, was appointed chief financial officer of the Company on July 9, 2004. He is a certified public accountant with over 13 years of experience in both public and private accounting mainly working with publicly traded companies. Mr. De Joya's experience in the private sector includes serving as financial advisor and chief financial officer for various publicly traded companies.
His experience in public accounting was partner-in-charge of the audit practice for L.L. Bradford & Company, LLC (the 8th largest accounting firm in the Las Vegas area) for approximately 5 years, ending in April 2003. Prior to L.L. Bradford & Company, LLC, Mr. De Joya was employed with KPMG LLP working with many large publicly traded companies. From April 2003 to the present, Mr. De Joya has been a partner with De Joya Griffith & Company, LLC, a certified public accounting and consulting firm. From September 2005 to February 2007, he served as chief financial officer of RMD Technologies, Inc., another reporting company.

     Mr. De Joya received his B.S. and B.A. degrees from the University of Nevada, Las Vegas and is a Certified Public Accountant licensed in the State of Nevada, and is a registered accountant with the Public Company Accounting Oversight Board. He is a member of the American Institute of Certified Public Accountants and Nevada Society of Certified Public Accountants.

Mark Crist, Director.

     Mr. Crist, 48, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2006, and certain written representations from executive officers and directors, the Company is unaware that any required reports were not timely filed.

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

Committees of the Board Of Directors.

     The Company presently does not have a compensation committee, nominating committee, an executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee (see Item 14). However, the board of directors intends to establish various committees during the current fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table presents compensation information for the year ended December 31, 2006 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.



                                                                        Nonqualified
                                                          Non-Equity     Deferred
Name and                                Stock    Option     Incentive   Compensation    All Other
Principal             Salary   Bonus    Awards   Award(s) Compensation    Earnings    Compensation   Total
Position      Year      ($)     ($)       ($)      ($)        ($)           ($)           ($)         ($)
   (a)         (b)      (c)     (d)       (e)      (f)        (g)           (h)           (i)         (j)
John Fleming,  2006    $263,250    -         -         -            -            -             -   $263,250
CEO (1)        2005    $200,000    -         -         -            -            -             -   $200,000
               2004    $115,369    -         -     $ 63,259                                        $178,628
Donald N.      2006    $200,000    -         -         -            -            -                 $200,000
Gallent,       2005    $175,000    -     $140,0000(3)  -            -            -             -   $315,000
Pres. (2)
Arthur De      2006    $ 46,000    -     $ 82,500      -            -            -             -   $128,500
Joya, CFO      2005    $ 30,000    -     $ 24,500      -            -            -             -   $ 60,500
(4)            2004    $ 15,000    -         -     $ 63,259         -            -             -   $ 78,259


(1) Mr. Fleming was appointed chief executive officer and a director on September 12, 2002.

(2) Mr. Gallent was appointed president and a director on February 3, 2005.

(3) On March 11, 2005, the Company issued 20,000,000 restricted shares of common stock to Mr. Gallent as an employment incentive. These shares were valued at $140,000 ($0.007 per share).

(4)  Mr. De Joya was appointed chief financial officer on July 9, 2004

Executive Officer Contracts.

(a)  John Fleming.

     On September 25, 2005, the Company entered into a three-year employment agreement with Mr. Fleming in his capacity as chief executive officer (see Exhibit 10.4). Under this agreement, he agrees that he will at all times faithfully, industriously, and to the best of his ability, experience, talents, and training perform all the duties that may be required of and from him pursuant to the express and implicit terms hereof, to the reasonable satisfaction of the Company. The agreement provides a minimum base salary of $200,000 per year with fifteen percent annual increases and participation in other employee benefit plans. Mr. Fleming is entitled to stock options at the discretion of the Company's board of directors.

     Should the Company's board of directors vote to remove Mr. Fleming from employment by the Company, he will be entitled to receive the following: (a) balance of wages outlined in this agreement from the date of the board's vote to the end of the agreement; (b) 100,000,000 restricted shares of the Company's common stock; and (c) continue health/medical plan insurance benefits for the balance of the agreement under the existing health/medical plan. This agreement may not be terminated by either party, except that the Company may terminate Mr. Fleming for cause in the event any of the following enumerated events occur: (a) he fails to work for the Company at a level of competency satisfactory to the board of directors; (b) he engages in any activity that brings disrepute and harm to the Company;
(c) he fails a drug test (that is, he tests positive for the use of illegal drugs or substances); and (d) he has become permanently disabled for a period in excess of six months.

     As an integral part of this agreement, Mr. Fleming agrees that for a period of three years from the date his employment with the Company is terminated, he will not, directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, stockholder, guarantor, consultant, investor, creditor, member of any association, or otherwise, engage in any facet of the business that had been conducted by the Company, anywhere in the United States of America, except with the prior written consent of the Company.

(b)  Donald Gallent.

     On September 25, 2005, the Company entered into a three-year employment agreement with Mr. Gallent in his capacity as president (see Exhibit 10.5). Under this agreement, he agrees that he will at all times faithfully, industriously, and to the best of his ability, experience, talents, and training perform all the duties that may be required of and from him pursuant to the express and implicit terms hereof, to the reasonable satisfaction of the Company. The agreement provides a minimum base salary of $175,000 per year with fifteen percent annual increases and participation in other employee benefit plans. Mr. Gallent is entitled to stock options at the discretion of the Company's board of directors.

     Should the Company's board of directors vote to remove Mr. Gallent from employment by the Company, he will be entitled to receive the following: (a) balance of wages outlined in this agreement from the date of the board's vote to the end of the agreement; (b) 50,000,000 restricted shares of the Company's common stock; and (c) continue health/medical plan insurance benefits for the balance of the agreement under the existing health/medical plan. This agreement may not be terminated by either party, except that the Company may terminate Mr. Gallent for cause in the event any of the following enumerated events occur: (a) he fails to work for the Company at a level of competency satisfactory to the board of directors; (b) he engages in any activity that brings disrepute and harm to the Company;
(c) he fails a drug test (that is, he tests positive for the use of illegal drugs or substances); and (d) he has become permanently disabled for a period in excess of six months.

     As an integral part of this agreement, Mr. Gallent agrees that for a period of three years from the date his employment with the Company is terminated, he will not, directly or indirectly, in any manner or capacity, as principal, agent, partner, officer, director, employee, stockholder, guarantor, consultant, investor, creditor, member of any association, or otherwise, engage in any facet of the business that had been conducted by the Company, anywhere in the United States of America, except with the prior written consent of the Company.

(c)  Arthur De Joya.

     On August 1, 2006, the Company entered into a Consulting Services Agreement with De Joya & Company, Inc. (see Exhibit 10.9); this agreement replaces the prior agreement, dated August 1, 2005. This agreement also covers the services provided to the Company by Mr. De Joya as chief financial officer. Under this agreement, the Company agrees to pay $5,000 each month and 1,250,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. This agreement may not be terminated by either party, except that the Company may terminate Mr. De Joya for cause in the event any of the following events occur: (1) he fails to work for the Company at a level of competency satisfactory to the board of directors; (2) he engages in any activity that brings disrepute and harm to the Company; and (3) he becomes permanently disabled for a period in excess of six months.

Outstanding Equity Awards at Fiscal Year-End Table.



                                   Option Awards                                          Stock Awards
                                                                                                                      Equity
                                                                                                       Equity        Incentive
                                             Equity                                                   Incentive      Plan Awards:
                                            Incentive                                                 Plan Awards     Market or
                                            Plan Wards:                                  Market       Number of      Payout Value
             Number of     Number of        Number of                        Number of   Value of     Unearned       of Unearned
             Securities    Securities       Securities                       Shares or   Shares or    Shares, Units  Shares, Units
             Underlying    Underlying       Underlying                       Units of    Units of     or Other         or Other
             Unexercised   Unexercised      Unexercised    Option            Stock That  Stock That   Rights That     Rights That
Name and      Options       Options          Unearned      Exercise  Option  Have Not    Have Not     Have Not        Have Not
principal    Exercisable   Unexercisable     Options        Price    Expire  Vested      Vested       Vested          Vested
position       (#)             (#)            (#)            ($)     Date      (#)        ($)           (#)             (#)
(a)            (b)             (c)            (d)            (e)      (f)      (g)        (h)           (i)             (j)
                                             <X>
John Fleming,
CEO          5,000,000              -               -      $0.007   12/31/14       -           -            -                 -
Donald N.
Gallent,
Pres.        5,000,000              -               -      $0.007   12/31/14       -           -            -                 -
Arthur De Joya,
CFO          5,000,000              -               -      $0.007   12/31/14       -           -            -                 -


Other Compensation.

     There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer's responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors.

     The Company does not provide any compensation to its directors in that capacity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of February 28, 2007 (6,058,176,376 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                                                    Owner (1)

Common Stock  John Fleming                       126,400,000 (2)        2.09%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Donald N. Gallent                   25,000,000 (3)         0.41%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Arthur De Joya                      25,000,000 (4)         0.41%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Mark Crist                                   0             0.00%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Shares of all directors and        176,400,000             2.91%
              executive officers as a group (4
              persons)

(1) Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 6,058,176,376 shares issued and outstanding on February 28, 2007 divided into the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2) Included within this amount is an option covering 5,000,000 shares of common stock, exercisable from the date of grant
(December 31, 2004) at $0.007 per share (expiring on December 31, 2014).

(3) Included within this amount is an option covering 5,000,000 shares of common stock, exercisable from the date of grant
(December 31, 2004) at $0.007 per share (expiring on December 31, 2014).

(4) Included within this amount is an option covering 5,000,000 shares of common stock, exercisable from the date of grant
(December 31, 2004) at $0.007 per share (expiring on December 31, 2014).

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted four equity compensation plans (none of which has been approved by the Company's stockholders):

(a)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 7 to this plan on July 13, 2005). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering the business and by aligning their economic interests more closely with those of the stockholders, by paying their retainer or fees in the form of shares of common stock. As of December 31, 2005, all 575,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC. 220,000,000 shares of common stock were issued under this plan during 2006 and no shares remain to be issued at December 31, 2006.

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

     During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706 (incorrectly reported in the 2005 Form 10-KSB as 540,000,000) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of December 31, 2006, there were options for 30,000,000 shares that remain unexercised, which result in 30,000,000 shares remaining to be issued under this plan.

(c)  2006 Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 6, 2006, the Company adopted the 2006 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non- employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2006, 65,580,440 shares remain unissued under this plan.

(d)  2006 Stock Incentive Plan.

     On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of its common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Forms S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. No options have yet been granted under this plan and all shares of common stock under this plan remained unissued as of December 31, 2006.

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

Equity
compensation
plans not
approved by
security holders   30,000,000        $0.0075 per share        Director's and
                                                              Consultant's
                                                              Stock Plan:
                                                              0 shares; Stock
                                                              Incentive Plan:
                                                              30,000,000 shares
                                                              2006 Directors and
                                                              Consultant's Stock
                                                              Plan: 65,580,440;
                                                              2006 Stock
                                                              Incentive Plan:
                                                              250,000,000

Total              30,000,000        $0.0075 per share        Director's and
                                                              Consultant's
                                                              Stock Plan:
                                                              0 shares; Stock
                                                              Incentive Plan:
                                                              30,000,000 shares
                                                              2006 Directors and
                                                              Consultant's Stock
                                                              Plan:  65,580,440;
                                                              Incentive Plan:
                                                              250,000,000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

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

     (c) On December 31, 2004, the Company issued options covering a total of 20,000,000 shares of common stock under the Company's Stock Incentive Plan to five employees of the Company, including the chief executive officer, the president, and the chief financial officer, for services rendered to the Company. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable for a period of ten years after the grant at $0.007 per share.

     (d) On March 11, 2005, the Company issued 20,000,000 restricted shares of common stock to Mr. Gallent as an employment incentive. These shares were valued at $140,000 ($0.007 per share).

     (e) On July 14, 2005, the Company issued 2,000,000 shares of free trading common stock to Mr. Crist under the Non-Employee
Directors and Consultants Retainer Stock Plan to compensate him for services as a director for the Company. These shares were valued at $7,000 ($0.0035 per share).

     (f) On August 1, 2005, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see Exhibit 10.3). This agreement also covers the services provided to the Company by Mr. De Joya as chief financial officer. Under this agreement, the Company agrees to pay $3,000 each month and 5,000,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. On December 2, 2005, the Company issued 5,000,000 shares of common stock to Mr. De Joya under the Non-Employee Directors and Consultants Retainer Stock Plan in compliance with that agreement. These shares were valued at $24,500 ($0.0049 per share).

     On each of February 26, 2006, July 31, 2006, and September 20, 2006, the Company issued 5,000,000 shares of free trading common stock to Mr. De Joya for his services under this agreement. These
15,000,000 shares were valued at $82,500 ($0.0055 per share).

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

     (i) On August 1, 2006, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see Exhibit 10.9); this agreement replaces the prior agreement, dated August 1, 2005. This agreement covers the services provided to the Company by Arthur De Joya as chief financial officer of the Company. Under this agreement, the Company agrees to pay $5,000 each month and 1,250,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters, both effective on August 1, 2006. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. No shares have yet been issued under the agreement.

     (j) The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office (which is provided to the Company without cost).

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of the officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in its favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Smith & Company (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-QSB's: 2006: approximately $40,000; 2005: $43,682.

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

     The primary responsibility of the Audit Committee is to oversee the financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board.
Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.


Dated: March 26, 2007                  By: /s/ John Fleming
                                       John Fleming, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Signature                    Title                            Date

/s/  John Fleming         Chief Executive                  March 26, 2007
John Fleming              Officer/Secretary/Director

/s/  Donald N. Gallent    President/Director               March 26, 2007
Donald N. Gallent

/s/  Arthur De Joya       Chief Financial Officer          March 26, 2007
Arthur De Joya            (principal financial and
                          accounting officer)

/s/  Mark Crist           Director                         March 26, 2007
Mark Crist

Child, Van Wagoner & Bradshaw, PLLC
5296 S. Commerce Dr., #300
Salt Lake City, Utah 84107
Telephone (801) 281-4700
Facsimile (801) 281-4701

              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheet of GameZnFlix, Inc. and Subsidiaries (a Nevada corporation) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameZnFlix, Inc. and Subsidiaries as of December 31, 2006 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/  Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
February 15, 2007


                                    GAMEZNFLIX, INC.
                               CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31, 2006

                                        ASSETS

Current assets
Cash                                                               $  342,634
Accounts receivable                                                   154,394
Inventory                                                              27,828
Note receivable                                                       770,000
Prepaid expenses                                                      429,926
Other assets                                                          301,535
Total current assets                                                2,026,317

DVD and video games libraries, net                                  2,250,096
Fixed assets, net                                                     578,721
Film library                                                        1,158,198
Other assets                                                          700,162

Total assets                                                       $6,713,494

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                              $   68,524
Deferred revenue                                                      149,124
Note payable - related party                                          175,000
Customer deposits                                                          --
Advance from Golden Gate Investors, Inc.                              466,515
Total current liabilities                                             859,163

Long-term liabilities
Convertible debenture, net of unamortized
   debt discounts of $96,714                                            3,286

Total liabilities                                                     862,449

Commitments and contingencies                                              --

Stockholders' equity
Common stock; $0.001 par value; 25,000,000,000
   shares authorized, 5,189,494,029 issued and outstanding          5,189,494
Additional paid-in capital                                         35,244,476
Stock subscriptions receivable                                     (1,000,000)

Prepaid fees paid with common stock                                        --
Accumulated deficit                                               (33,582,925)
Total stockholders' equity                                          5,851,045

Total liabilities and stockholders' equity                        $ 6,713,494

             See accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              For the Year               For the Year
                                                                 Ended                      Ended
                                                           December 31, 2006          December 31, 2005
Revenues                                                     $  1,884,678               $   676,291
Cost of revenues                                                  778,445                   434,155
Gross profit                                                    1,106,233                   242,136

Operating expenses
Advertising                                                     2,407,505                   379,268
Consulting and professional fees                                3,042,320                 1,188,335
Depreciation and amortization                                   2,793,008                   966,409
Selling, general and administrative                             3,927,104                 1,923,999

Total operating expenses                                       12,169,937                 4,458,011

Loss from operations                                          (11,063,704)               (4,215,875)

Other income (expense)
Interest expense                                                  (15,913)                  (11,652)
Interest income                                                   236,820                     9,365

Other income (expense)                                             2,538                    (21,370)

Total other income (expense)                                     223,445                    (23,657)

Loss before provision for income taxes                       (10,840,259)                (4,239,532)

Provision for income taxes                                            --                         --

Net loss                                                    $(10,840,259)             $  (4,239,532)

Loss per common share - basic and diluted                   $      (0.00)             $       (0.00)

Weighted average common shares outstanding -
basic and diluted                                           4,243,799,917             1,176,946,498



                  See accompanying Notes to Consolidated Financial Statements


                                            GAMEZNFLIX, INC.
                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Additional      Stock         Prepaid                             Total
                                    Common Stock       Paid-In     Subscriptions   Consulting         Accumulated    Stockholders'
                                 Shares      Amount    Capital       Receivable     Expenses            Deficit         Equity
Balance, December 31, 2004    647,201,665    $ 647,202  $18,111,258   $ (115,549)     $     --          $(18,503,134)  $    139,777

Issuance of common stock for
services, weighted average price
of $0.004                     182,573,488     182,573       568,172           --       (95,833)                  --         654,912

Issuance of common stock to
Satisfy debt, $0.01            11,800,000      11,800       106,200           --            --                   --         118,000

Issuance of common stock
related to stock
subscription agreement
weighted average
average price of $0.03       100,000,000     100,000     2,900,000   (3,000,000)           --                    --              --

Issuance of common stock
related to
exercise of options,
weighted average
price of $0.006              540,000,000    540,000      2,492,000    (187,500)            --                    --       2,844,500

Issuance of common stock
related to
debt conversion totalling
$67,974 and
exercise of related stock
warrants at
$1.09 per share - Golden
Gate Investors, Inc.      1,810,158,337  1,810,158      5,599,045          --             --                    --       7,409,203

Proceeds from stock
subscriptions
receivable                          --         --             --      115,549             --                    --         115,549

Net loss                            --         --             --           --             --            (4,239,532)     (4,239,532)

Balance, December 31, 2005 3,291,733,490  3,291,733   29,776,675   (3,187,500)       (95,833)          (22,742,666)        704,409

Issuance of common stock for
services,
weighted average price of
$0.008                      17,000,000     17,000        116,900           --             --                    --         133,900

Issuance of common stock
related to
exercise of options,
weighted average
price of $0.01             306,519,559    306,520      2,687,584   (1,000,000)            --                    --       1,994,104

Issuance of common stock
related to
debt conversion totalling
$65,474 and
exercise of related stock
warrants at
$1.09 per share - Golden
Gate Investors, Inc.    1,674,240,980   1,674,241     5,463,317           --              --                    --       7,137,558

Cancellation of stock
subscriptions receivable (100,000,000)   (100,000)   (2,900,000)    3,000,000             --                    --              --

Proceeds from stock
subscriptions receivable           --          --            --       187,500             --                    --         187,500

Beneficial conversion feature
related to
convertible debt - Golden
Gate Investors, Inc.               --          --       100,000            --             --                    --         100,000

Expense of prepaid consulting
fees                               --          --            --            --         95,833                    --          95,833

Net loss                           --          --            --            --             --            (10,840,259)   (10,840,259)

                        5,189,494,029   $5,189,494   $35,244,476  $ (1,000,000)   $       --           $(33,582,925) $   5,851,045



                  See accompanying Notes to Consolidated Financial Statements


                                            GAMEZNFLIX, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              For the Year               For the Year
                                                                 Ended                      Ended
                                                           December 31, 2006          December 31, 2005
Cash flows from operating activities:
   Net loss                                                  $ (10,840,259)             $  (4,239,532)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
      Stock-based compensation                                     946,504                    654,912
      Debt discount amortization related
to convertible debenture                                            53,224                     93,460
      Depreciation and amortization                              2,793,008                    966,409
   Changes in operating assets and liabilities:
      Change in accounts receivable                                (91,894)                     5,744
      Change in stock subscription receivable                           --                         --
      Change in inventory                                          (72,880)                   (44,657)
      Change in prepaid expenses                                  (381,097)                    95,166
      Change in other assets                                      (862,183)                   (77,095)
      Change in accounts payable and accrued expenses             (131,227)                  (484,662)
      Change in deferred revenue                                    92,632                     56,493

Net cash used in operating activities                           (8,494,172)                (2,973,762)

Cash flows from investing activities:
   Purchase of DVD and video games libraries                    (3,933,401)                (1,199,785)
   Purchase of fixed assets                                       (212,260)                  (270,236)
   Purchase of film library                                     (1,223,000)                        --
   Investment in note receivable                                  (770,000)                        --

Net cash used in investing activities                           (6,138,661)                (1,470,021)

Cash flows from financing activities:
   Payments on related party notes payable                             --                     (86,370)
   Proceeds from advances from Golden Gate Investors, Inc.        166,515                          --
   Proceeds from stock issuances                                8,906,558                  10,369,252

Net cash provided by financing activities                       9,073,073                  10,282,882

Net change in cash and cash equivalents                        (5,559,760)                  5,839,099

Cash, beginning of period                                       5,902,394                      63,295

Cash, end of period                                          $    342,634                $  5,902,394


          See accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2006 AND 2005

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

Nature of Business.

The Company provides online movie (also referred to as "DVD") and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. All titles in the library used to provide rentals to subscribers are owned by the Company and are further described in these Notes in the section titled "DVD and Video Games Libraries." In March 2004, the Company launched its website, http://www.gameznflix.com, and began operating in the online movie and video game rental industry. Subscribers of GameZnFlix.com are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky and its movie and games rental shipping facilities in nine locations throughout the United States.

Basis of Presentation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Naturally Safe Technologies, Inc. ("NSTI"), and GameZnFlix Racing and
Merchandising, Inc. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents.

The Company maintains cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2006.

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

DVD and Video Games Libraries.

DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD and video games libraries sold and accordingly no salvage value is provided. However, if the Company does sell any of its DVD and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

Fulfillment Expenses.

Fulfillment expenses represent those costs incurred in operating and staffing the Company's fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company's DVD and video games libraries.

Advertising Costs.

The Company expenses all costs of advertising as incurred.
Advertising costs for the years ended December 31, 2006 and 2005 were approximately $2,408,000 and $379,000, respectively.

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

At December 31, 2006, the Company has net operating loss carry forwards totalling approximately $33,500,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive, as they were during 2006 and 2005. During 2006 and 2005, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 30,000,000 and 30,000,000, respectively.

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

Stock-Based Compensation.

Up through December 31, 2004, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Recent Pronouncements.

In November, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151 "Inventory Costs," which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. SFAS No.
151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively. The adoption of SFAS No. 151 did not have a material effect on the Company's financial statements.

In December, 2004, FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," that focuses primarily on accounting for transactions in which an entity obtains employee services in shared-based payment transactions. This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock issued to Employees." Beginning January 1, 2006, the Company was required to expense the fair value of employee stock options and similar awards. As a public company, the Company is allowed to select from two alternative transition methods, each having different reporting implications. Based on using the modified prospective approach, the expense related to stock option outstanding and unvested at October 31, 2006 will be $14,000, $2,000 and $0 for the years ending October 31, 2007, 2008 and 2009, respectively. The impact of SFAS No. 123R for the employee stock purchase plan has not been determined at this time.

In December, 2003, FASB issued FASB Interpretation ("FIN") No. 46R, "Consolidation of the Variable Interest Entities". FIN No. 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003. FIN No. 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers. The adoption of FIN No. 46R did not have a material effect on the Company's financial statements.

FASB has published FIN No. 48, "Accounting for Uncertainty in Income Taxes," to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, "Accounting for Income Taxes," on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 applies to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

In September, 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that SAB No. 108 will have a material effect on the Company's financial position, results of operations or cash flows

NOTE 2 - NOTE RECEIVABLE

Note receivable totalling $770,000 at December 31, 2006, is from an unrelated third party business entity with interest rate of 12%, secured with assets of the third party business entity, and both principal and interest due in January 2007.

NOTE 3 - DVD AND VIDEO GAMES LIBRARIES

DVD and video games libraries as of December 31, 2006 consisted of the following:

     DVD and video games libraries                       $ 6,092,216
     Less accumulated amortization                        (3,842,120)

     DVD and video games libraries, net                  $ 2,250,096

NOTE 4 - FIXED ASSETS

Fixed assets as of December 31, 2006 consisted of the following:

     Computers and software                             $    263,057
     Furniture and fixtures                                   72,967
     Vehicles                                                245,665
     Office building                                         200,891
                                                             782,580
     Less accumulated depreciation                          (203,859)

     Fixed assets, net                                  $    578,721

NOTE 5 - FILM LIBRARY

Film library at December 31, 2006 consists of various films acquired throughout 2006. The Company amortizes the film library over the estimated useful life of eight years.

NOTE 6 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of December 31, 2006 consists of a promissory note payable totalling $175,000 to an investor, due on demand (past due maturity and in default), secured by assets of NSTI and bears no interest.

NOTE 7 - CONVERTIBLE DEBENTURE

On November 1, 2006, the Company entered into a convertible debenture totalling $100,000 that matures November 2011, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount.
The conversion price shall be based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to warrants to purchase 10,000,000 shares of common stock at an exercise price of $1.09 per share. The debt holder shall not have the right and the Company shall not have the obligation to convert any portion of the convertible debenture will which cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company's common stock. In accordance with EITF 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%. The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature. The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method. For the years ended December 31, 2006, the Company has amortized a total of $3,826.

On November 11, 2004, the Company entered into a convertible debenture totalling $150,000 that matures November 2007, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount.
The conversion price shall be based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to warrants to purchase 15,000,000 shares of common stock at an exercise price of $1.09 per share. The debt holder shall not have the right, and the Company shall not have the obligation, to convert any portion of the convertible debenture will which cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company's common stock. In accordance with Emerging Issues Task Force ("EITF") No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $44,870 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 207%. The face amount of the debt of $150,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $105,130 and $44,870, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which attributed to $27,333 and $77,797, respectively. The combined total discount is $122,667, which is being amortized over the term of the convertible debt using the effective interest method. During the year ended December 31, 2006, debt holder converted the entire remaining debt balance. For the years ended December 31, 2006 and 2005, the Company has amortized a total of $50,939 and $66,126, respectively.

NOTE 8 - ADVANCE FROM GOLDEN GATE INVESTORS, INC.

Advance from Golden Gate Investors, Inc. totalling $466,515 at
December 31, 2006 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 7.

NOTE 9 - STOCK SUBSCRIPTIONS RECEIVABLE

As of December 31, 2006, stock subscriptions receivable totalling
$1,000,000 consist of two investors whereby approximately 100,000,000 shares of common stock had been issued related to these receivable balances.

NOTE 10 - STOCK COMPENSATION PLANS

On July 1, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company has adopted Amendment No. 7 to this plan). The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 575,000,000 shares of common stock under this plan have been registered as a result of a various Form S-8's filed with the SEC. As of December 31, 2006, all shares under this plan had been issued.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the
Company has adopted Amendment No. 4 to this plan). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase Company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 400,000,000 shares of common stock under this plan have been registered as a result of various Forms S-8's filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

During 2003, the Company granted options to purchase 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise) of which all were exercised in 2004. The options were granted for meeting benchmarks associated with consulting and management services performed by the individuals.

During August 2004, the Company granted options to purchase 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise) of which all were exercised in 2004. The options were granted for meeting benchmarks for consulting and professional services performed by the individuals. During December 2004, the Company had granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise) of which none of these options were exercised in 2004. The options were granted as incentives for meeting benchmarks associated with consulting and professional services performed by the individuals.

During 2005, the Company had granted option to purchase 302,957,706 shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise) which all were exercised in 2005. As of December 31, 2006, all shares of common stock under this plan had been issued of which 30,000,000 shares remained unexercised.

On January 6, 2006, the Company adopted the 2006 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote its interests by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2006, approximately 66,000,000 shares remain unissued under this plan.

On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of December 31, 2006, all shares of common stock under this plan remained unissued.

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

NOTE  11 - SUBSEQUENT EVENTS

On February 1, 2007, the Company adopted the 2007 Stock and Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders.


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

4.25 Addendum to Convertible Debenture and Securities Purchase Agreement between GameZnFlix and Golden Gate Investors, Inc., dated December 17, 2004 (incorporated by reference to
        Exhibit 4.5 of the Form 8-K/A filed on January 18, 2005).

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

10.9    Consulting Services Agreement between the Company and De
        Joya & Company, Inc., dated August 1, 2006 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 16, 2007).

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

23      Consent of Child, Van Wagoner & Bradshaw, PLLC (filed herewith).

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