Form 10QSB
period 2007-03-31
GAMEZNFLIX INC
filed 2007-05-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2007

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X          No            .

     Indicate by check mark whether the Company is a shell company
(as defined in Rule 12b-2 of the Exchange Act): Yes       No  X.

     As of March 31, 2007, the Company had 6,488,381,587 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No    X

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONSOLIDATED BALANCE SHEET (UNAUDITED)
                  AS OF MARCH 31, 2007                                      3

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE MONTHS
                  ENDED MARCH 31, 2007 AND MARCH 31, 2006                   5

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                  EQUITY (UNAUDITED) FOR THE THREE MONTHS
                  ENDED MARCH 31, 2007                                      6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE THREE MONTHS ENDED
                  MARCH 31, 2007 AND MARCH 31, 2006                         7

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)    8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            10

         ITEM 3.  CONTROLS AND PROCEDURES                                  23

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        24

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           24

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          24

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      24

         ITEM 5.  OTHER INFORMATION                                        25

         ITEM 6.  EXHIBITS                                                 25

SIGNATURES                                                                 25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  GAMEZNFLIX, INC.
                               CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 2007
                                      (Unaudited)

                                         ASSETS

Current assets
Cash                                                              $   256,680
Accounts receivable                                                    66,118
Inventory                                                              27,828
Note receivable                                                       770,000
Prepaid expenses                                                      430,912
Other assets                                                          254,560

Total current assets                                                1,806,098

DVD's and video games libraries, net                                1,952,629
Fixed assets, net                                                     561,988
Film library                                                        1,211,219
Other assets                                                          700,162

Total assets                                                     $  6,232,096

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                            $  1,103,894
Deferred revenue                                                      149,124
Note payable - related party                                          175,000
Customer deposits                                                          --
Advance from Golden Gate Investors, Inc.                              200,000

Total current liabilities                                           1,628,018

Long-term liabilities
Convertible debenture, net of
unamortized debt discounts of $91,785                                  63,709

Total liabilities                                                   1,691,727

Commitments and contingencies                                              --

Stockholders' equity
Common stock; $0.001 par value; 25,000,000,000
   shares authorized, 6,488,381,587 issued and outstanding          6,488,381
  Additional paid-in capital                                       34,463,439
  Prepaid fees paid with common stock                                (100,000)
  Accumulated deficit                                             (36,311,451)

Total stockholders' equity                                          4,540,369

Total liabilities and stockholders' equity                       $  6,232,096

              See Accompanying Notes to Consolidated Financial Statements


                                  GAMEZNFLIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                            For the Three Months Ended
                                                                      March 31,
                                                            2007                  2006
Revenues                                                    $   954,002           $  403,610
Cost of revenues                                                485,723              176,613
Gross profit                                                    468,279              226,997

Operating expenses
Advertising                                                     581,626              238,328
Consulting fees                                                 154,824              340,952
Depreciation and amortization                                 1,107,794              451,488
Selling, general and administrative                           1,360,378              807,500
Total operating expenses                                      3,204,622            1,838,268

Loss from operations                                         (2,736,343)          (1,611,271)

Other income (expense)
Interest expense                                                 (1,291)              (3,808)
Interest income                                                  14,037               25,872
Other income (expense)                                           (4,929)                 259
Total other income (expense)                                      7,817               22,323

Loss before provision for income taxes                       (2,728,526)          (1,588,948)

Provision for income taxes                                           --                   --

Net loss                                                    $(2,728,526)         $(1,588,948)

Loss per common share - basic and diluted                   $     (0.00)         $     (0.00)

Weighted average common shares outstanding -
basic and diluted                                         5,787,263,952        3,585,247,433




              See Accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                            (Unaudited)



                                                                   Stock        Prepaid                       Total
                             Common Stock          Additional   Subscriptions  Consulting   Accumulated   Stockholders'
                        Shares        Amount        Paid-in      Receivable    Expenses       Deficit        Equity
                                                   Capital
Balance,
December 31, 2006       5,189,494,029  $ 5,189,494 $ 35,244,476   $ (1,000,000) $       --    $(33,582,925)  $  5,851,045

Issuance of common
stock for services,
weighted average price
of $0.008                  68,027,211       68,027       31,973              --    (100,000)            --             --

Issuance of common
stock related to
debt conversion and
exercise of
related stock warrants
at $1.09 per share -
Golden Gate Investors, Inc.
                        1,380,665,347    1,380,665       37,185              --          --              --      1,417,850

Cancellation of stock
subscriptions receivable (149,805,000)    (149,805)    (850,195)      1,000,000          --              --             --

Net loss                           --           --           --              --          --      (2,728,526)    (2,728,526)

Balance,
March 31, 2007          6,488,381,587  $ 6,488,381 $ 34,463,439   $          --  $ (100,000)    $(36,311,451)  $  4,540,369




               See Accompanying Notes to Consolidated Financial Statements

                                      GAMEZNFLIX, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)



                                                            For the Three Months Ended
                                                                      March 31,
                                                            2007                  2006
Cash flows from operating activities:
Net loss
                                                           $ (2,728,526)         $ (1,588,948)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                                             --               272,167

Debt discount amortization related to convertible debenture       4,929                29,392
Depreciation and amortization                                 1,107,794               451,488
Changes in operating assets and liabilities:
Change in accounts receivable                                    88,276                    --
Change in stock subscription receivable                              --                37,500
Change in inventory                                                  --                (6,769)
Change in prepaid expenses                                         (984)             (168,332)
Change in other assets                                           46,975              (715,972)
Change in accounts payable and accrued expenses               1,035,367               240,745
Change in deferred revenue                                           --                 5,018

Net cash used in operating activities                          (446,169)           (1,443,711)

Cash flows from investing activities:
Purchase of DVD's & games libraries                            (749,478)             (695,180)
Purchase of film library                                        (62,000)                   --
Purchase of fixed assets                                        (35,136)             (141,103)
Investment in certificates of deposit                                --            (3,000,000)
Investment in note receivable                                        --              (770,000)

Net cash used in investing activities                          (846,614)           (4,606,283)

Cash flows from financing activities:
Payments on notes payable                                            --               (42,037)
Proceeds from advances from Golden Gate Investors, Inc.          60,000                    --
Proceeds from stock issuances                                 1,146,829             5,530,503

Net cash provided by financing activities                     1,206,829             5,488,466

Net change in cash and cash equivalents                         (85,954)             (561,528)

Cash, beginning of period                                       342,634             5,902,395

Cash, end of period                                         $   256,680           $ 5,340,867



                  See Accompanying Notes to Consolidated Financial Statements


                                       GAMEZNFLIX, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2006.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations, stockholders' equity, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

The Company provides online digital video disk ("DVD") movie and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company serves its members via nine distribution centers located in Colorado, Kentucky, Massachusetts, Washington, Maryland, Texas, Florida and two in California. These distribution centers are strategically located to service the subscriber base in each of their respective regions. Each center has a full inventory of DVD's and video game titles for shipment.

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

DVD's and Video Games Libraries - DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD's and video games libraries sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD's and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD's and video games. This loss is shown in the cost of sales section of the accompanying consolidated statements of operations. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

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

Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales includes the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements.

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

     In March 2004, the Company launched its website, www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among our target consumers and generate traffic to the website.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that specified a scheduled rollout of services to all the Circuit City stores beginning in May 2006 with a complete rollout by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers added during the quarter ended December 31, 2005 and the quarter ended March 31, 2006, the Company believes that our relationship with Circuit City brought more prominence and recognition to the Company. The current agreement with Circuit City has continued during 2007.

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

     During the first quarter of 2007, the Company retained Moroch, an advertising and marketing firm, to perform data collection, focus groups and market analysis of the current console video game and DVD rental market as well as the Company's position within that market. The results of this study confirmed management's position that the Company has evolved into a gamer-driven source for console video games and DVD rentals. The report included a number of strategies to better position the Company within its target market, as well as ways to better serve and communicate with existing members. These strategies are being evaluated and an action plan is currently under development.

     The Company's increasing growth will require it to make more significant capital investment in library content, distribution infrastructure, and technology. The Company's current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to properly anticipate the timing of additional investment in library content, distribution infrastructure, and technology.

     The distribution network of the Company serves members via nine distribution centers located in California (2), Colorado, Florida, Kentucky, Maryland, Massachusetts, Texas, and Washington. These distribution centers are strategically located to service the subscriber base in each of their respective regions. Each center has a full inventory of DVD and video game titles for shipment. During the previous quarter, the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rentability of the inventory.

     The Company has evaluated and continues to evaluate its operations and operational needs. During 2005, it was able to negotiate a new mailer envelope with the United States Postal Service ("USPS") that reduced overall postage cost and decreased the delivery turnaround time from seven to two days.

     During 2006, the Company launched GNF Entertainment Network, a 24/7 proprietary first run and off-network programming broadcasted on IA-5 Transponder 5 and Transponder 27 Intel Sat System and can be viewed online at www.gnfent.com. GNF provides two exciting channels for network programming: the movie channel and game and music channel. The Company believes GNF will allow it to further market and brand GameZnFlix through these proprietary channels. Additionally, the Company anticipates that GNF will generate revenue through advertisement slot time within these channels.

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

     During first quarter of 2007 the Company's membership continued its steady increase. Management recognizes that although the growth was slightly less than the previous quarter; this was primarily due to normal cyclical trends seen in previous years.

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $954,002 for the three months ended March 31, 2007 compared to $403,610 for the three months ended March 31, 2006, an increase of $550,392 or approximately 136%. Gross revenues increased significantly during the three months ended March 31, 2007 compared to the prior period primarily due to a greater increase in our subscriber base compared to same period in 2006 by a monthly subscriber base average of 18,700 compared to 10,800 in the prior year fueled by more market awareness of the Company's services and brand.

     As of the end of March 31, 2007, the Company had approximately 23,000 total subscribers. The Company continues to focus on growing our subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 35% for the three months ended March 31, 2007 as compared with the prior period of approximately 73%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period. Customer cancellations during the three months ended March 31, 2007, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     The Company had cost of revenues of $485,723 for the three months ended March 31, 2007 compared to $176,613 for the three months ended March 31, 2006, an increase of $309,110 or approximately 175%. Cost of revenues increased as a percentage to gross revenues during 2007 compared to 2006 primarily due to an increase in postage cost compared to the prior period.

(c)  Advertising.

     The Company had advertising expenses of $581,626 for the three months ended March 31, 2007 compared to $238,328 for the three months ended March 31, 2006, an increase of $343,298, or approximately 144%. Such advertising consisted of direct marketing through print, radio and online Internet advertising. The Company believes advertising expenses will continue to increase by at least 15% during 2007; however, these efforts have directly contributed to the increase in subscribers.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $1,360,378 for the three months ended March 31, 2007 compared to $807,500 for the three months ended March 31, 2006, an increase of $552,878 or approximately 69%. The increase in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services. The increase in related payroll and contract services will continue to increase as the overall growth of the business increases.

(e)  Consulting Fees.

     The Company had consulting fees of approximately $154,824 for the three months ended March 31, 2007 compared to $340,952 for the three months ended March 31, 2006, a decrease of $186,128 or approximately 55%. Decrease in consulting fees during the three months ended March 31, 2007 compared to the prior period was primarily a result of decreased need of business consultants which was widely utilized during 2006 to aid in developing a more effective marketing program and continued development of the business. The Company does not anticipate needing the same level of consulting fees related to development of the business and believes such related expenses to decrease by approximately 10% to 15% in 2007.

(f)  Net Loss.

     The Company had a net loss of $2,728,526 for the three months ended March 31, 2007 compared to $1,588,948 for the three months ended March 31, 2006, an increase of $1,139,578 or approximately 72%. The increase in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2007.

Factors That May Affect Operating Results.

     The Company's operating results can vary significantly depending upon a number of factors, many of which are outside its control.
General factors that may affect its operating results include:

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

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand our relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.

     The Company is also subject to the following specific factors that may affect its operations:

(a)  The Company's Ability to Attract and Retain Subscribers Will
Affect the Business.

     The Company must continue to attract and retain subscribers. To succeed, the Company must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Company's ability to attract and retain subscribers will depend in part on its ability to consistently provide subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the Company introduces new services that are not favorably received by them, the Company may not be able to attract or retain subscribers. If the efforts to satisfy the Company's existing subscribers are not successful, it may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

     The Company must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to the service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. The Company must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many subscribers cancel the service, or if the Company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, we may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers.

     Subscribers to the service can view as many titles and/or play as many games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company's use of nine shipping centers and the associated software and procedural upgrades, the Company has reduced the transit time of DVD's and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company establishes additional planned shipping centers and further refines its distribution process, the Company may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

     Subscriber demand for titles may increase for a variety of other reasons beyond the Company's control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the Company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

     The "GameZnFlix" brand is young, and the Company must continue to build strong brand identity. To succeed, the Company must continue to attract and retain a number of owners of DVD's and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to the Company's service through its website. The Company may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Company believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If the Company's efforts to promote and maintain its brand are not successful, operating results and ability to attract and retain subscribers will be affected adversely.

(b) The Company's Inability to Use Current Marketing Channels May Affect Its Ability to Attract New Subscribers.

     The Company may not be able to continue to support the marketing of its services by current means if such activities are no longer available or are adverse to the business. In addition, the Company may be foreclosed from certain channels due to competitive reasons. If companies that currently promote the Company's services decide to enter this line of business or a similar business, the Company may no longer be given access to such channels. If the available marketing channels are curtailed, the Company's ability to attract new subscribers may be affected adversely.

(c)  Selection of Certain Titles by Subscribers May Affect Costs.

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

(d)  Mix of Acquisition Sources May Affect Subscriber Levels.

     The Company utilizes a mix of incentive-based and fixed-cost marketing programs to promote the service to potential new subscribers. The Company obtains a portion of its new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While the Company opportunistically adjusts its mix of incentive-based and fixed-cost marketing programs, the Company attempts to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, the Company has been able to manage acquisition cost per subscriber; however, if the Company is unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase.

(e)  Competition May Affect the Business.

     The market for on-line rental of DVD's and games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with its services. Also, some competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving current services and maintaining customer satisfaction. Such investment will increase expenses and may affect profitability. In addition, if the Company fails to make this investment, it may not be able to compete successfully with its competitors, which may have a material adverse effect on revenue and future profitability.

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

     The Company's servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, our data from these attacks; this includes several layers of security in place for our protection and that of members' data. The Company also has procedures in place to ensure that the latest security patches and software are running on our servers - thus maintaining another level of security.

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

(g)  Potential Delivery Issues Could Result in a Loss of Subscribers.

     The Company relies exclusively on the USPS to deliver DVD's and games from the shipping centers and to return DVD's and games from subscribers. The Company is subject to risks associated with using the public mail system to meet shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Company's DVD's and games are also subject to risks of breakage during delivery and handling by the USPS. The risk of breakage is also impacted by the materials and methods used to replicate DVD's and games. If the entities replicating DVD's and games use materials and methods more likely to break during delivery and handling or the Company fails to timely deliver DVD's and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD's and games will increase the cost of acquiring titles.

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

(i) Any Required Expenditures as a Result of Indemnification Will Result in Increased Costs.

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

(j)  The Inability to Issue Shares Upon Conversion of Debentures
Would Require the Company to Pay Penalties to Golden Gate.

     If the Company is unable to issue common stock, or fails to timely deliver common stock on a delivery date, the Company would be required to:

     - pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - at the election of Golden Gate, the Company must pay Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon.

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

     In the event that the Company is required to pay penalties to Golden Gate or redeem the convertible debentures held by Golden Gate, it may be required to curtail or cease operations.

(k)  Repayment of Debentures, If Required, Would Deplete
Available Capital.

     The convertible debenture issued to Golden Gate is due and payable, with 4 3/4% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of common stock, in accordance with the terms of the debenture. If the Company were required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holder could commence legal action against it and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $446,169 for the three months ended March 31, 2007 compared to $1,443,711 for the three months ended March 31, 2006, a decrease of $997,542. This decrease is attributed to many changes from period to period, including the reduction in payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $846,614 for the three months ended March 31, 2007 compared to $4,606,283 for the three months ended March 31, 2006, a decrease of $3,759,669. This decrease resulted primarily from reduced investments in certificates of deposits.

Liquidity and Capital Resources.

     As of March 31, 2007, the Company had total current assets of $1,806,098 and total current liabilities of $1,628,018, resulting in a working capital surplus of $178,080. The Company's cash balance as of March 31, 2007 totaled $256,680. Overall, cash and cash equivalents for the three months ended March 31, 2007 decreased by $85,954.

     Net cash provided by financing activities was $1,206,829 for the three months ended March 31, 2007 compared with $5,488,466 for the three months ended March 31, 2006, a decrease of $4,281,637. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

     The Company's current cash and cash equivalents balance will be sufficient to fund operations for the next 24 months. However, the Company's continued operations, as well as the implementation of its business plan (including allocating resources to increase our library content, distribution infrastructure and technology) will depend upon the Company's ability to raise additional funds through bank borrowings and equity or debt financing. In connection with the need for funding, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of
(i) $150,000 convertible debenture, and (ii) warrants to buy 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into shares of common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of (i) $0.20, (ii) eighty two percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion, or (iii) eighty two percent of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that the Company's market price is less than $0.015, it will have the option to prepay the debenture at 150% rather than have the debenture converted. If the Company elects to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of the end of December 31, 2005, a total of 6,797,000 shares were issued related to the warrant providing us approximately $7,400,000.

     Golden Gate has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the Company's then issued and outstanding shares of common stock.

     The Company filed a registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share providing future funding of approximately $16,350,000. As of the end of March 31, 2007, a total of 7,800,000 shares were issued related to the warrant providing us approximately $8,500,000.

     Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for our equity/debt instruments will be sufficient to meet the Company's capital needs, or that financing will be available on favorable terms. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on the business and operating results. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether cash assets prove to be inadequate to meet operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Inflation.

     The impact of inflation on costs and the ability to pass on cost increases to the Company's customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

     The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)  DVD's and Video Games Libraries.

     As of March 31, 2007, the Company has invested approximately $6,789,000 in its DVD and video game libraries resulting in approximately 50,000 DVD and video game titles available for rental. The Company acquires DVD and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video games libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is its intention to not sell the libraries. In the event that the Company does sell a portion of its libraries as a result of slow moving title rentals, it will re-evaluate the policy of depreciation in relation to the salvage value.

(c)  Revenue Recognition and Cost of Revenue.

     Subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

     Cost of subscription revenues consists of fulfillment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD's subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue sharing agreements.

(d)  Non-Cash Compensation Valuation.

     The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the services provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the statement of operations.

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

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive/financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2007. There were no purchases of the Company's common stock by the Company's affiliates or by it during the three months ended March 31, 2007 or the three months ended December 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

Correction to Form 10-KSB.

     The following sentence under Item 6, Liquidity and Capital
Resources, should read as follows:

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

                                       GameZnFlix, Inc.



Dated: May 14, 2007                    By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer

Dated: May 14, 2007                    By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


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

21 Subsidiaries of GameZnFlix (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23 Consent of Child, Van Wagoner & Bradshaw, PLLC (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on March 29, 2007).

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