Form 10QSB
period 2007-06-30
GAMEZNFLIX INC
filed 2007-08-20
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2007

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

     As of June 3, 2007, the Company had 7,653,381,587 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No    X

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

            ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     AS OF JUNE 30, 2007                                    3

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED) FOR THE THREE AND SIX MONTHS
                     ENDED JUNE 30, 2007 AND JUNE 30, 2006                  5

                     CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                     EQUITY (UNAUDITED) FOR THE SIX MONTHS
                     ENDED JUNE 30, 2007                                    7

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (UNAUDITED) FOR THE SIX MONTHS ENDED
                     JUNE 30, 2007 AND JUNE 30, 2006                        8

                     NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS (UNAUDITED)                                 9

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

            ITEM 3.  CONTROLS AND PROCEDURES                               26

PART II - OTHER INFORMATION

            ITEM 1.  LEGAL PROCEEDINGS                                     27

            ITEM 2.  UNREGISTERED SALES OF EQUITY
                     SECURITIES AND USE OF PROCEEDS                        27

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                       27

            ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS                                   27

            ITEM 5.  OTHER INFORMATION                                     27

            ITEM 6.  EXHIBITS                                              27

SIGNATURES                                                                 28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                     GAMEZNFLIX, INC.
                                  CONSOLIDATED BALANCE SHEET
                                        JUNE 30, 2007
                                         (Unaudited)

                                            ASSETS

Current assets
Cash                                                             $    57,632
Accounts receivable                                                   63,613
Inventory                                                             23,028
Note receivable, net                                                 500,000
Prepaid expenses                                                     123,000
Other assets                                                         140,000

Total current assets                                                 907,273

DVD's and video games libraries, net                               1,318,185
Fixed assets, net                                                    526,690
Film library, net                                                  1,177,453
Other assets                                                         700,162

Total assets                                                      $4,629,763

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                             $1,328,659
Deferred revenue                                                      89,568
Note payable - related party                                         175,000
Customer deposits                                                         --
Current portion of note payable                                      452,228
Advance from Golden Gate Investors, Inc.                             665,208

Total current liabilities                                          2,710,663

long-term liabilities
Note payable, less current portion of $452,228                       339,766
Convertible debenture, net of unamortized
   debt discounts of $86,802                                          62,991

Total liabilities                                                  3,113,420

Commitments and contingencies                                             --

Stockholders' equity

Common stock; $0.001 par value; 25,000,000,000
   shares authorized, 7,653,381,587 issued and
outstanding                                                        7,653,381
Additional paid-in capital                                        33,796,091
Accumulated deficit                                              (39,933,129)

Total stockholders' equity                                         1,516,343

Total liabilities and stockholders' equity                        $4,629,763

          See Accompanying Notes to Consolidated Financial Statements


                                 GAMEZNFLIX, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)



                                            For the Three Months Ended          For the Six Months Ended
                                                    June 30,                           June 30,
                                            2007                  2006          2007                 2006
Revenues                                    $   887,181           $   372,299   $ 1,841,184     $  775,909
Cost of revenues                              2,054,828               714,970     3,557,987      1,318,312
Gross profit                                 (1,167,647)             (342,671)   (1,716,803)      (542,403)

Operating expenses
Advertising                                     515,845               455,485     1,097,471        693,813
Consulting and professional fees                170,817               899,555       325,642      1,388,822
Depreciation and amortization                    85,752                33,050       176,109         57,789
Selling, general and administrative           1,676,910               998,437     3,037,289      1,657,622

Total operating expenses                      2,449,324             2,386,527     4,636,511      3,798,046

Loss from operations                         (3,616,971)           (2,729,198)   (6,353,314)    (4,340,449)

Other income (expense)
Interest expense                                (12,394)               (2,240)      (13,685)        (6,048)
Interest income                                   4,929                57,089            --         82,961
Other income (expense)                            2,758                 2,179        16,795          2,438

Total other income (expense)                     (4,707)               57,028         3,110         79,351

Loss before provision for income taxes       (3,621,678)           (2,672,170)   (6,350,204)    (4,261,098)

Provision for income taxes                           --                    --            --             --

Net loss                                    $(3,621,678)          $(2,672,170)  $(6,350,204)   $(4,261,098)

Loss per common share - basic and diluted   $     (0.00)          $     (0.00)  $     (0.00)   $     (0.00)

Weighted average common shares outstanding -
basic and diluted                         6,947,726,298          3,754,100,773 6,534,342,384 3,922,954,112


             See Accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          (Unaudited)



                                                                           Stock                                Total
                                     Common Stock          Additional   Subscriptions      Accumulated      Stockholders'
                                Shares        Amount        Paid-in      Receivable         Deficit           Equity
                                                           Capital
Balance,
December 31, 2006               5,189,494,029   $ 5,189,494   $  35,244,476   $ (1,000,000)    $(33,582,925)   $ 5,851,045

Issuance of common stock for
services, weighted average
price of $0.008                    93,027,211       93,027          16,973              --              --         110,000

Issuance of common stock related to
  debt conversion and exercise of
  related stock warrants at $1.09
  per share - Golden Gate Investors,
Inc.                                2,520,665,347  2,520,665      (615,163)             --              --       1,905,502

Cancellation of stock subscriptions
Receivable                           (149,805,000)  (149,805)     (850,195)      1,000,000              --              --

Net loss                                       --         --            --             --        (6,350,204)    (6,350,204)

Balance, June 30, 2007              7,653,381,587 $7,653,381   $ 33,796,091    $       --      $(39,933,129)  $  1,516,343


               See Accompanying Notes to Consolidated Financial Statements


                                     GAMEZNFLIX, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                            For the Six Months Ended June 30,
                                                                 2007               2006
Cash flows from operating activities:
Net loss                                                        $ (6,350,204)       $ (4,261,098)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Stock-based compensation                                             110,000             985,352
Debt discount amortization related to convertible debenture            9,912              32,716
Depreciation and amortization                                      2,239,935           1,116,464
Bad debt expense                                                     520,000                  --
Changes in operating assets and liabilities:
Change in accounts receivable                                         90,780                  --
Change in stock subscription receivable                                   --              37,500
Change in inventory                                                    4,800              14,735
Change in prepaid expenses                                           406,928            (364,357)
Change in other assets                                               161,535            (876,233)
Change in accounts payable and accrued expenses                    1,691,921             226,728
Change in deferred revenue                                           (59,556)              2,269

Net cash used in operating activities                             (1,173,949)         (3,085,924)

Cash flows from investing activities:
Purchase of DVD's and games libraries                             (1,135,021)         (1,349,245)
Purchase of film library                                             (98,114)                 --
Purchase of fixed assets                                             (42,113)           (158,313)
Investment in certificates of deposit                                     --          (3,034,935)
Investment in note receivable                                             --            (770,000)

Net cash used in investing activities                             (1,275,248)         (5,312,493)

Cash flows from financing activities:
Payments on notes payable                                                 --             (47,620)
Proceeds from advances from Golden Gate Investors, Inc.              665,208                  --
Proceeds from convertible debenture                                   60,000                  --
Proceeds from stock issuances                                      1,438,987           6,002,769

Net cash provided by financing activities                          2,164,195           5,955,149

Net change in cash and cash equivalents                             (285,002)         (2,443,268)
Cash, beginning of period                                            342,634           5,902,395

Cash, end of period                                              $    57,632         $ 3,459,127


                             GAMEZNFLIX, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc., A Nevada Corporation ("Company"), have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2006.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations, stockholders' equity, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassification - For the three and six months ended June 30, 2007 and 2006, the Company has reclassified amortization expense related to its DVD and games library from depreciation and amortization expense originally included as part of operating expenses to cost of revenues. The Company believes the reclassification of this amortization expense into cost of revenues better reflect costs associated with its revenues. The amounts reclassified for the three and six months ended June 30, 2007 totaled $1,049,495 and $2,066,932, respectively, and for the three and six months ended June 30, 2006 totaled $501,324 and $928,053, respectively.

3.  NOTES RECEIVABLE, NET

Notes receivable totaling $500,000 consist of two notes as follows:

Note receivable totaling $770,000 is from an unrelated third party business entity with interest rate of 12%, secured with assets of the third party business entity, and both principal and interest due in January 2007 (past due). As of June 30, 2007, the Company has recorded an allowance for uncollectible account in the amount of $520,000 due to the uncertainty of collection on the entire balance of this note receivable. As a result, the note receivable balance net of allowance for doubtful account totaled $250,000 at June 30, 2007. The Company will continue to evaluate its ability to collect on this note receivable amount at the end of each reporting period.

In May 2007, the Company entered into an Assignment and Assumption Agreement with Golden Gate Investors, Inc. ("GGI") whereby it would assume two notes held by GGI with RMD Technologies, Inc. As consideration for the assignment and assumption, the Company shall pay and credit to the GGI an amount equal to $250,000 in the form of a prepayment under the Warrant to Purchase Common Stock dated November 11, 2004. Consequently, the Company has increased the advances from Golden Gate that totaled $665,208 as of June 30, 2007.

4.  NOTE PAYABLE

In July 2007, the Company resolved a claim outstanding for $791,994 due to a vendor by way of Stipulation and Agreement, whereby the parties have agreed to and have accepted a payment program which is scheduled over a 19 month period, commencing in August 2007 with the final payment due in February 2009. Each monthly payment comprising of both principal and interest totals $50,000, with the last payment totaling $11,102, at an annual interest rate of 18%.

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

Overview.

     The Company, through its website www.gameznflix.com, is an online video game and DVD movie rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of approximately 5,000 video game titles and 29,000 DVD titles. The Company offers subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. The Company's more popular $16.99 per month subscription plan allows subscribers to have up to three video games and DVD titles out at the same time with no due dates, late fees, or shipping charges. Subscribers select titles at the Company's website which are then sent via U.S mail with a prepaid return mailer. The Company offers a high level of customer service, quality video game and DVD titles, and superior product availability.

     In March 2004, the Company launched its website, www.gameznflix.com, and became fully operational in September
2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among our target consumers and generate traffic to the website.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that specified a scheduled rollout of services to all the Circuit City stores beginning in May 2006 with a complete rollout by the end of December 2006. The agreement with Circuit City terminated on June 11, 2007. Although the overall number of subscribers obtained from the co-marketing agreement was not considered significant in relation to the overall number of new subscribers added, the Company believes that our relationship with Circuit City brought more prominence and recognition to the Company.

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

     In September 2006, the Company launched a cross-country tour visiting 12 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). The Company believes this cross-country tour provided a successful grass roots marketing campaign of GameZnFlix around the country. The Company is currently running a similar marketing campaign with Midnight Gaming Championship and will strive to secure affiliate partnerships for cross advertisements of each other's products/services.

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

     During the past quarter, the Company has re-designed its distribution network so that it now makes use of seven United States Postal Service ("USPS") centers located in California
(2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the United States Postal Service, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment. During the previous quarter, this system underwent testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this re-design have allowed the Company to reduce its employees by 31 and reduce related warehouse expenses.

     The Company has evaluated and continues to evaluate its operations and operational needs. During 2005, the Company was able to negotiate a new mailer envelope with the USPS that reduced overall postage cost and decreased the delivery turnaround time from seven to two days.

     During 2006, the Company launched GNF Entertainment Network, a 24/7 proprietary first run and off-network programming broadcasted on IA-5 Transponder 5 and Transponder 27 Intel Sat System and could be viewed online at www.gnfent.com. On June 30, 2007 the testing period ended for the two channels, the movie channel and game and music channel. The Company has shut down the two channels because the test marketing did not produce the required revenue to continue the projected. As a result of the testing, the Company has developed a program called "GameBytes" which reviews video games and other related gaming news and other movie and video content. The Company plans to continue to produce bi-weekly shows of "GameBytes" which will stream online on its website and also make both "GameBytes" and the other content the Company owns available for syndication to the television market.

     The Company's other test program, GNFDigital.com, is an online retail site offering over 200 movies and premium video programs for digital download. GNFDigital enables consumers to preview, purchase and download movies on demand. Using Microsoft's Windows Media digital rights management system, the Company can control whether individual titles are offered for electronic sell-through, digital rental (e.g., 48 hours), or limited use (e.g., 10 plays). As the online movie market currently favors the download-to-own model, known in the industry as "electronic sell-through," GNFDigital has focused its business model on this format. GNFDigital currently features over 200 movies and is actively licensing additional titles including feature films, documentaries, and music and lifestyle programs. At present, the major movie studios are requiring large financial guarantees for licensing limited portions of their film catalogs. Accordingly, the Company has identified and negotiated multi-year licensing agreements with leading distributors of independent films. Many of GNFDigital's movies have received awards at the world's most prestigious film festivals, including the Cannes Film Festival.

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

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $887,181 and $1,841,184 for the three and six months ended June 30, 2007 compared to $372,299 and $775,909 for the three and six months ended June 30, 2006, an increase of $514,882 and $1,065,275 or approximately 138% and 137%, respectively. Gross revenues increased significantly during the three and six months ended June 30, 2007 compared to the prior periods primarily due to a greater increase in our subscriber base compared to same period in 2006 by a monthly subscriber base average of 17,400 and 18,000 compared to 7,300 and 7,600 in the prior year fueled by more market awareness and acceptance of the Company's services and brand.

     As of the end of June 30, 2007, the Company had approximately 20,000 total subscribers. The Company continues to focus on growing our subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 16% for the six months ended June 30, 2007 as compared with the prior period of approximately 18%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period. Customer cancellations during the six months ended June 30, 2007, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     In past periods, the amortization of the Company's DVD and games library was expensed as part of operating expenses. For the current and future period, the Company has reclassified the amortization expense related to the DVD and games library as part of cost of revenues that appears more appropriate.

     The Company had cost of revenues of $2,054,828 and $3,557,987 for the three and six months ended June 30, 2007 compared to $714,970 and $1,318,312 for the three and six months ended June 30, 2006, an increase of $1,339,858 and $2,239,675 or approximately 175% and 170%, respectively. Cost of revenues increased as a percentage to gross revenues during 2007 compared to 2006 primarily due to an increase in amortization of our DVD and games library compared to the prior period.

(c)  Advertising.

     The Company had advertising expenses of $515,845 and $1,097,471 for the three and six months ended June 30, 2007 compared to $455,485 and $693,813 for the three and six months ended June 30, 2006, an increase of $60,360 and $403,658 or approximately 13% and 58%, respectively. Such advertising consisted of direct marketing through print, radio and online Internet advertising. The Company believes advertising expenses will continue to increase by at least 15% during 2007; however, these efforts have directly contributed to the increase in subscribers.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $1,676,910 and $3,037,289 for the three and six months ended June 30, 2007 compared to $998,437 and $1,657,622 for the three and six months ended June 30, 2006, an increase of $678,473 and $1,379,667 or approximately 68% and 83%. The increase in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services. The increase in related payroll and contract services will continue to increase as the overall growth of the business increases.

(e)  Consulting and Professional Fees.

     The Company had consulting and professional fees of approximately $170,817 and $325,642 for the three and six months ended June 30, 2007 compared to $899,555 and $1,388,822 for the three and six months ended June 30, 2006, a decrease of $728,738 and $1,063,180 or approximately 81% and 148%, respectively. The decrease in consulting and professional fees during the three and six months ended June 30, 2007 compared to the prior periods was primarily a result of decreased need of business consultants which was widely utilized during 2006 to aid in developing a more effective marketing program and continued development of the business. During the six months ended June 30, 2007, consulting and professional fees totaling $325,642 primarily consisted of professional fees to include $142,000 of legal expenses and $71,000 of investor relations expenses. The Company does not anticipate needing the same level of consulting fees related to development of the business and believes such related expenses will continue to decrease during 2007.

(f)  Net Loss.

     The Company had a net loss of $3,621,678 and $6,350,204 for the three and six months ended June 30, 2007 compared to $2,672,170 and $4,261,098 for the three and six months ended
June 30, 2006, an increase of $949,508 and $2,098,106 or
approximately 36% and 49%, respectively. The increase in net losses is the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2007.

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

     The Company's servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, its data from these attacks; this includes several layers of security in place for its protection and that of members' data. The Company also has procedures in place to ensure that the latest security patches and software are running on its servers - thus maintaining another level of security.

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

Operating Activities.

     The net cash used in operating activities was $1,173,949 for the six months ended June 30, 2007 compared to $3,085,924 for the six months ended June 30, 2006, a decrease of $1,911,975. This decrease is attributed to many changes from period to period, including the reduction in payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $1,275,248 for the six months ended June 30, 2007 compared to $5,312,493 for the six months ended June 30, 2006, a decrease of $4,037,245. This decrease resulted primarily from reduced investments in certificates of deposits.

Liquidity and Capital Resources.

     As of June 30, 2007, the Company had total current assets of $907,273 and total current liabilities of $2,710,663, resulting in a working capital deficit of $1,803,390. The
Company's cash balance as of June 30, 2007 totaled $57,632.
Overall, cash and cash equivalents for the six months ended June
30, 2007 decreased by $285,002.

     Net cash provided by financing activities was $2,164,195 for the six months ended June 30, 2007 compared with $5,955,149 for the six months ended June 30, 2006, a decrease of $3,790,954. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

     The Company's current cash and cash equivalents balance will be sufficient to fund operations for the next 24 months. However, the Company's continued operations, as well as the implementation of its business plan (including allocating resources to increase our library content, distribution infrastructure and technology) will depend upon the Company's ability to raise additional funds through bank borrowings and equity or debt financing. In connection with the need for funding, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. on November 11, 2004 for the sale of (i) $150,000 convertible debenture, and (ii) warrants to buy 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into shares of common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debentures being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture. The conversion price for the convertible debenture is the lesser of
(i) $0.20, (ii) eighty two percent of the average of the three lowest volume weighted average prices during the twenty (20) trading days prior to the conversion, or (iii) eighty two percent of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that the Company's market price is less than $0.015, it will have the option to prepay the debenture at 150% rather than have the debenture converted. If the Company elects to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of December 31, 2006, a total of 6,797,000 shares were issued related to the warrant providing the Company approximately $7,400,000.

     Golden Gate has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of common stock such that the number of shares of common stock held by it and its affiliates after such conversion or exercise does not exceed 9.99% of the Company's then issued and outstanding shares of common stock.

     The Company filed a registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share providing future funding of approximately $16,350,000. As of June 30, 2007, a total of 8,100,000 shares were issued related to the warrant providing the Company approximately $8,850,000.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2007.
There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended June 30, 2007.

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


                                       GameZnFlix, Inc.



Dated: August 18, 2007                 By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer


Dated: August 18, 2007                 By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer


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

4.34 2007 Stock and Option Plan, dated February 1, 2007 (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

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