Form 10QSB
period 2007-09-30
GAMEZNFLIX INC
filed 2007-11-19
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2007

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

     As of September 30, 2007, the Company had 33,869,649 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No X .

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

       ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                CONSOLIDATED BALANCE SHEET (UNAUDITED)
                AS OF SEPTEMBER 30, 2007                                 3

                CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED) FOR THE THREE AND NINE MONTHS
                ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006          5

                CONSOLIDATED STATEMENT OF STOCKHOLDERS'
                EQUITY (UNAUDITED) FOR THE NINE MONTHS
                ENDED SEPTEMBER 30, 2007                                 7

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED) FOR THE NINE MONTHS ENDED
                SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006                8

                NOTES TO CONSOLIDATED FINANCIAL
                STATEMENTS (UNAUDITED)                                   9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS           12

       ITEM 3.  CONTROLS AND PROCEDURES                                 26

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                       27

       ITEM 2.  UNREGISTERED SALES OF EQUITY
                SECURITIES AND USE OF PROCEEDS                          27

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                         27

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                OF SECURITY HOLDERS                                     27

       ITEM 5.  OTHER INFORMATION                                       27

       ITEM 6.  EXHIBITS                                                27

SIGNATURES                                                              28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                GAMEZNFLIX, INC.
                             CONSOLIDATED BALANCE SHEET
                                 SEPTEMBER 30, 2007
                                     (Unaudited)

                                        ASSETS

Current assets
Cash                                                          $         --
Accounts receivable                                                 64,236
Inventory                                                           23,028
Note receivable, net                                               250,000
Prepaid expenses                                                    37,253
Other assets                                                       157,641

Total current assets                                               532,158

DVD's and video games libraries, net                               669,058
Fixed assets, net                                                  467,525
Film library, net                                                1,136,117
Other assets                                                       699,853

Total assets                                                  $  3,504,711

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses                         $  1,249,070
Bank overdraft                                                       4,100
Deferred revenue                                                   104,636
Note payable - related party                                       203,000
Customer deposits                                                       --
Current portion of note payable                                    512,158
Advance from Golden Gate Investors, Inc.                           496,293

Total current liabilities                                        2,569,257

Long-term liabilities
Note payable, less current portion of $512,158                     203,025
Convertible debenture, net of unamortized debt
 discounts of $86,802                                               67,275

Total liabilities                                                2,839,557

Commitments and contingencies                                           --

Stockholders' equity
Common stock; $0.001 par value; 25,000,000,000
   shares authorized, 33,869,649 (1)
   issued and outstanding                                           33,869
Additional paid-in capital                                      42,566,178
Stock subscriptions receivable                                     (10,000)
Accumulated deficit                                            (41,924,893)

Total stockholders' equity                                         665,154

Total liabilities and stockholders' equity                    $  3,504,711

(1) Adjusted for 1 for 1,000 reverse split of the common stock effective on September 6, 2007

            See Accompanying Notes to Consolidated Financial Statements


                                GAMEZNFLIX, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   For the Three Months         For the Nine Months
                                                    Ended September 30,          Ended September 30,
                                                   2007           2006          2007             2006
Revenues                                           $   916,021    $   472,960   $ 2,757,204     $1,248,869
Cost of revenues                                       968,254        836,217     4,526,241      2,154,528
Gross profit (loss)                                    (52,233)      (363,257)   (1,769,037)      (905,659)

Operating expenses
Advertising                                            118,031       933,210      1,215,502      1,627,023
Consulting and professional fees                       566,584       603,006        892,225      1,622,231
Depreciation and amortization                          100,501        37,391        276,610         95,180
Selling, general and administrative                  1,124,397       837,059      4,161,687      2,494,683

Total operating expenses                             1,909,513     2,410,666      6,546,024      5,839,117

Loss from operations                                (1,961,746)   (2,773,923)    (8,315,061)    (6,744,776)

Other income (expense)
Interest expense                                       (30,049)       (2,088)       (43,734)        (8,136)
Interest income                                             32        43,477         16,827        126,438
Other income                                                --            --             --          2,438

Total other income (expense)                           (30,017)       41,389        (26,907)       120,740

Loss before provision for income taxes              (1,991,763)   (2,732,534)    (8,341,968)    (6,624,036)

Provision for income taxes                                  --            --             --             --

Net loss                                           $(1,991,763)  $(2,732,534)   $(8,341,968)   $(6,624,036)

Loss per common share - basic and diluted          $     (0.21)  $     (0.62)   $     (2.08)   $     (1.62)

Weighted average common shares
   outstanding - basic and diluted (1)               9,602,890     4,400,595      4,008,175      4,083,917


(1) Adjusted for 1 for 1,000 reverse split of the common stock effective on September 6, 2007

            See Accompanying Notes to Consolidated Financial Statements


                                GAMEZNFLIX, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
                                 (Unaudited)



                                                                           Stock                                Total
                                     Common Stock          Additional   Subscriptions      Accumulated      Stockholders'
                                Shares        Amount        Paid-in      Receivable         Deficit           Equity
                                                           Capital
Balance, December 31, 2006       5,189,494     $   5,189    $ 40,428,781   $ (1,000,000)      $(33,582,925)   $ 5,851,045

Issuance of common stock for
services, weighted average price
of $0.001                      23,024,295         23,024        986,815         (10,000)                --        999,839

Issuance of common stock related to
debt conversion and exercise
of related stock warrants -
Golden Gate Investors, Inc.     5,805,665          5,806      2,150,432              --                 --       2,156,238

Cancellation of stock
subscriptions receivable         (149,805)          (150)      (999,850)      1,000,000                 --              --

Net loss                               --             --             --              --         (8,341,968)     (8,341,968)

Balance, September 30, 2007    33,869,649    $    33,869     $42,566,178     $  (10,000)      $(41,924,893)    $   665,154


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007

              See Accompanying Notes to Consolidated Financial Statements

                               GAMEZNFLIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                                For the Nine Months
                                                                 Ended September 30,
                                                                 2007             2006
Cash flows from operating activities:
Net loss                                                         $ (8,341,968) $ (6,624,036)
Adjustments to reconcile net loss to net
    cash used in operating activities:
Stock-based compensation                                            1,009,839       816,504
Debt discount amortization related to convertible debenture            14,196        40,184
Depreciation and amortization                                       3,175,870     1,714,147
Bad debt expense                                                      520,000            --
Changes in operating assets and liabilities:
Change in accounts receivable                                          90,158            --
Change in stock subscription receivable                                    --        37,500
Change in inventory                                                     4,800        44,658
Change in prepaid expenses                                            492,674      (699,488)
Change in other assets                                                144,204      (700,647)
Change in accounts payable and accrued expenses                     1,602,332       759,539
Change in bank overdraft                                                4,100            --
Change in deferred revenue                                            (44,488)        1,279
Net cash used in operating activities                              (1,328,283)   (4,610,360)
Cash flows from investing activities:
Purchase of DVD's & games libraries                                (1,319,692)   (3,440,643)
Purchase of film library                                              (99,750)           --
Purchase of fixed assets                                              (42,113)     (209,255)
Investment in certificates of deposit                                      --    (3,070,276)
Investment in note receivable                                              --      (770,000)

Net cash used in investing activities                              (1,461,555)   (7,490,174)

Cash flows from financing activities:
Payments on notes payable                                             (76,812)      (53,090)
Proceeds from advances from Golden Gate Investors, Inc.               279,778            --
Proceeds from convertible debenture                                    60,000            --
Proceeds from related party notes payable                              28,000            --
Proceeds from stock issuances                                       2,156,238     6,569,050

Net cash provided by financing activities                           2,447,204     6,515,960

Net change in cash and cash equivalents                              (342,634)   (5,584,574)

Cash, beginning of period                                             342,634     5,902,395

Cash, end of period                                                $       --   $   317,821



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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations, stockholders' equity, and cash flows for the three and nine months then ended. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Reclassification - For the three and nine months ended September 30, 2007 and 2006, the Company has reclassified amortization expense related to its DVD and games library from depreciation and amortization expense originally included as part of operating expenses to cost of revenues. The Company believes the reclassification of this amortization expense into cost of revenues better reflect costs associated with its revenues. The amounts reclassified for the three and nine months ended September 30, 2007 totaled $1,105,147 and $3,172,079, respectively, and for the three and nine months ended September 30, 2006 totaled $690,914 and $1,618,967, respectively.

3.  NOTES RECEIVABLE, NET

Notes receivable totaling $250,000 consist of the following note receivable:

Note receivable totaling $770,000 is from an unrelated third party business entity with interest rate of 12%, secured with assets of the third party business entity, and both principal and interest due in January 2007 (past due). As of September 30, 2007, the Company has recorded an allowance for uncollectible account in the amount of $520,000 due to the uncertainty of collection on the entire balance of this note receivable. As a result, the note receivable balance net of allowance for doubtful account totaled $250,000 at September
30, 2007. The Company will continue to evaluate its ability to collect on this note receivable amount at the end of each reporting period.

4.  NOTE PAYABLE

In July 2007, the Company obtained a judgment in the amount of $791,994 with regard to a vendor. Under the judgment, payment is required to be made over a 19 month period, commencing in August 2007, with the final payment due in February 2009, with an annual interest rate of 18%. Each monthly payment comprising of both principal and interest totals $50,000 with the last payment totaling $11,102. As September 30, 2007, the unpaid balance totaled $715,183.

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

Overview.

     The Company, through its website www.gameznflix.com, is an online video game and DVD movie rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of video games and DVD titles.

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

     During the past quarter, the Company has re-designed its distribution network so that it now makes use of seven USPS centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment. During the previous quarter this system under went testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this re-design have allowed the Company to reduce its employees by 31 and reduce related warehouse expenses.

     During 2006, the Company launched GNF Entertainment Network, a 24/7 proprietary first run and off-network programming broadcasted on IA-5 Transponder 5 and Transponder 27 Intel Sat System and could be viewed online at www.gnfent.com. On June 30, 2007 the testing period ended for the two channels, the movie channel and game and music channel, the Company has shut down the two channels because the test marketing did not produce the required revenue to continue the project. As a result of the testing, the Company has developed a program called "GameBytes" which reviews video games and other related gaming news and other movie and video content. The Company plans to continue to produce bi-weekly shows of "GameBytes" which will stream online on its website and also make both "GameBytes" and the other content the Company owns available for syndication to the television market.

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

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $916,021 and $2,757,204 for the three and nine months ended September 30, 2007 compared to $472,960 and $1,248,869 for the three and nine months ended September 30, 2006, an increase of $443,061 and $1,508,335 or approximately 94% and 127%, respectively. Gross revenues increased significantly during the three and nine months ended September 30, 2007 compared to the prior period primarily due to a greater increase in our subscriber base compared to same period in 2006 by a monthly subscriber base average of 18,000 and 18,000 compared to 9,300 and 8,200 in the prior year fueled by more market awareness and acceptance of the Company's services and brand.

     As of September 30, 2007, the Company had approximately 19,000 total subscribers. The Company continues to focus on growing our subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 19% for the nine months ended September 30, 2007 as compared with the prior period of approximately 18%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, then divided by the number of months in the period. Customer cancellations during the nine months ended September 30, 2007, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     In past periods, the amortization of the Company's DVD and games libraries was expensed as part of operating expenses. For the current and future periods, the Company has reclassified the amortization expense related to the DVD and games libraries as part of cost of revenues, which the Company believes is more appropriate.

     The Company had cost of revenues of $968,254 and $4,526,241 for the three and nine months ended September 30, 2007 compared to $836,217 and $2,154,528 for the three and nine months ended September 30, 2006, an increase of $132,037 and $2,371,713 or approximately 16% and 110%, respectively. Cost of revenues increased as a percentage to gross revenues during 2007 compared to 2006 primarily due to an increase in amortization of our DVD and games libraries compared to the prior period.

(c)  Advertising.

     The Company had advertising expenses of $118,031 and $1,215,502 for the three and nine months ended September 30, 2007 compared to $933,210 and $1,627,023 for the three and nine months ended September 30, 2006, a decrease of $815,179 and $411,521 or approximately 87% and 25%, respectively. Such advertising consisted of direct marketing through print, radio and online Internet advertising. The Company has curtailed its advertising expenses during the three months ended September 30, 2007 and anticipates such decreases will be similar in the fourth quarter of 2007.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $1,124,397 and $4,161,687 for the three and nine months ended September 30, 2007 compared to $837,059 and $2,494,683 for the three and nine months ended September 30, 2006, an increase of $287,338 and $1,667,004 or approximately 34% and 67%, respectively. The increase in selling, general and administrative expenses was principally due to an increase in related payroll expenses and contract services.

(e)  Consulting and Professional Fees.

     The Company had consulting and professional fees of $566,584 and $892,225 for the three and nine months ended September 30, 2007 compared to $603,006 and $1,622,231 for the three and nine months ended September 30, 2006, a decrease of $36,422 and $730,006 or approximately 6% and 45%, respectively. The decrease in consulting and professional fees during the three and nine months ended September 30, 2007 compared to the prior periods was primarily a result of decreased need of business consultants which was widely utilized during 2006 to aid in developing a more effective marketing program and continued development of the business. During the nine months ended September 30, 2007, consulting and professional fees totaling $892,225 primarily consisted of professional fees to include $395,000 of legal expenses and $416,000 of investor relations expenses. The Company does not anticipate needing the same level of consulting fees related to development of the business and believes such related expenses will continue to decrease during the remainder of 2007.

(f)  Net Loss.

     The Company had a net loss of $1,991,763 and $8,341,968 for the three and nine months ended September 30, 2007 compared to $2,732,534 and $6,624,036 for the three and nine months ended September 30, 2006, an increase (decrease) of $(740,771) and $1,717,932 or approximately (27)% and 26%, respectively. The increase (decrease) in net losses is the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2007.

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

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting its services and expanding its customer base, this may have a material adverse effect on its financial condition and our ability to continue to operate its business.

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

(k)  Repayment of Debentures, If Required, Would Deplete
Available Capital.

     The convertible debenture issued to Golden Gate is due and payable, with 4 25% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of common stock, in accordance with the terms of the debenture. If the Company were required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holder could commence legal action against it and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

     The net cash used in operating activities was $1,328,283 for the nine months ended September 30, 2007 compared to $4,610,360 for the nine months ended September 30, 2006, a decrease of $3,282,077 or approximately 71%. This decrease is attributed to many changes from period to period, including the reduction in payment of stock based compensation and an increase in depreciation and amortization.

Investing Activities.

     Net cash used in investing activities was $1,461,555 for the nine months ended September 30, 2007 compared to $7,490,174 for the nine months ended September 30, 2006, a decrease of $6,028,619 or approximately 80%. This decrease resulted primarily from reduced investments in certificates of deposits.

Financing Activities.

     Net cash provided by financing activities was $2,447,204 for the nine months ended September 30, 2007 compared to $6,515,960 for the nine months ended September 30, 2006, a decrease of $4,068,756 or approximately 62%. This decrease resulted from reduced financing from Golden Gate Investors, Inc.

Liquidity and Capital Resources.

     As of September 30, 2007, the Company had total current assets of $532,158 and total current liabilities of $2,569,257, resulting in a working capital deficit of $2,037,099. The Company's cash balance as of September 30, 2007 totaled $0. Overall, cash and cash equivalents for the nine months ended September 30, 2007 decreased by $342,634.

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

     The Company filed a registration statement under Form SB-2 during the first quarter of 2006 related to exercisable warrants being registered in behalf of Golden Gate Investors, Inc. to purchase 15,000,000 shares of our common stock at $1.09 per share providing future funding of approximately $16,350,000. As of September 30, 2007, a total of 8,330,000 shares were issued related to the warrant providing us approximately $9,101,000.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60,
"Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.
In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) valuation of DVD's and video games libraries; (c) revenue recognition and cost of revenue; and (d) stock based compensation. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)  DVD's and Video Games Libraries.

     As of September 30, 2007, the Company has invested approximately $7,381,000 in its DVD and video game libraries resulting in approximately 50,000 DVD and video game titles available for rental. The Company acquires DVD and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video games libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is its intention to not sell the libraries. In the event that the Company does sell a portion of its libraries as a result of slow moving title rentals, it will re-evaluate the policy of depreciation in relation to the salvage value.

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

(d)  Stock Based Compensation.

     The Company intends to issue shares of common stock and options to various individuals and entities for management, legal, consulting and marketing services. Under Statement of Financial Accounting Standards No. 123R, companies are required to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. These transactions will be reflected as a component of selling, general and administrative expenses in the statements of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2007.
There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended September 30, 2007.

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

                                       GameZnFlix, Inc.



Dated: November 19, 2007               By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer


Dated: November 19, 2007               By: /s/  Arthur DeJoya
                                       Arthur DeJoya,
                                       Chief Financial Officer

                                EXHIBIT INDEX

Number                         Description

2.1 Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December
        1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10-KSB filed on April 15, 2003).

2.2 Acquisition Agreement between the Company and stockholders of AmCorp Group, Inc., dated September 13, 2002
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on September 23, 2002).

2.3 Acquisition Agreement between the Company and stockholders of Naturally Safe Technologies, Inc., dated October 31,
        2002 (incorporated by reference to Exhibit 2 of the Form 8-K filed on November 13, 2002).

2.4 Acquisition Agreement between the Company and stockholders of Veegeez.com, LLC, dated September 25, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 9, 2003).

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