Form 10-K
period 2007-12-31
GAMEZNFLIX INC
filed 2008-04-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-29113

                                GAMEZNFLIX, INC.
              (Exact Name of Company as Specified in its Charter)

                  Nevada                                     90-0224051
State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                           Identification No.)

      1535 Blackjack Road, Franklin, Kentucky                  42134
      (Address of Principal Executive Offices)               (Zip Code)

                  Company's telephone number:  (270) 598-0385

       Securities registered pursuant to Section 12(b) of the Act: None
      Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:
Yes [  ]  No [X].

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes [  ]  No [X].

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days:  Yes [X]  No [   ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer  [  ]          Accelerated filer  [  ]

Non-accelerated filer  [  ]      Smaller reporting company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes [ ] No [X].

     The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2008: $121,467. As of March 31, 2008, the Company had 411,970,250 shares of common stock issued and outstanding.

                                   TABLE OF CONTENTS

PART I.                                                                    PAGE

ITEM 1.   BUSINESS                                                            5

ITEM 1A.  RISK FACTORS                                                       13

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                          25

ITEM 2.   PROPERTIES                                                         25

ITEM 3.   LEGAL PROCEEDINGS                                                  26

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                26

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
          AND ISSUER PURCHASES OF EQUITY SECURITIES                          27

ITEM 6.   SELECTED FINANCIAL DATA                                            28

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      28

ITEM 7A   QUANTATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                  39

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        39

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                             39

ITEM 9A.  CONTROLS AND PROCEDURES                                            40

ITEM 9A(T) CONTROLS AND PROCEDURES                                           40

ITEM 9B   OTHER INFORMATION                                                  42

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE            42

ITEM 11.  EXECUTIVE COMPENSATION                                             45

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS                    48

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE                                          51

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             52

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            53

SIGNATURES                                                                   54

PART I.

ITEM 1.  BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Company") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William
Spears, the co-founders and principal stockholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April
12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group
Holdings, Incorporated. On March 5, 2003, the Company again amended the articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January
26, 2004, the name of the Company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation. On
December 16, 2004, the Company amended the articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares. On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000, and on March 21, 2006 increased to 25,000,000,000. On September 6, 2007, a reverse split of common shares took place. On December 31, 2007, 100,000,000 shares of Series B common stock and 10,000,000 shares of preferred stock were created by an amendment to the articles of incorporation.

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

     The Company currently provides subscribers with access to a comprehensive library of Microsoft Xbox, Xbox 360, Sony Playstation3, Playstation 2, Playstation, Nintendo Wii, Nintendo Gamecube, and DVD's (hereinafter "titles"). The Company believes its service is an alternative to store based gaming rentals and that the Company offers a high level of customer service, quality titles and product availability. The subscription plans allow subscribers to have three to eight titles out at the same time with no due dates, shipping charges or late fees for $8.99 per month to $16.99 per month (three out package). Subscribers can enjoy as many titles as they wish during their subscription time. Titles are selected on the website www.gameznflix.com via the queue system. The titles are shipped by first-class mail and can be returned at their convenience using the enclosed prepaid mailer. When a game and DVD has been returned, the subscriber's next available selection is mailed to them.

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

     The Company currently provides rental services to its subscribers. In addition, it also sells new titles to subscribers as well as non- members visiting the website. Plans are in place to expand and provide sales of used DVD titles at a discounted price and new video gaming accessories. The development of this portion of the website is nearly completed. Management believes that adding these additional services will complement the rental service by increasing cash flow and capitalizing on impulse sales to current subscribers.

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

     From November 2004, when the Company commenced tracking its customer base, through December 2005, it has consistently maintained a monthly customer base of approximately 3,000.
During 2006, the average number of active subscribers per month approximated 13,000. As of December 31, 2007, the Company had approximately 18,700 subscribers; this growth can be attributed to increased public awareness of the Company. For the year ended
December 31, 2007, the amount of revenues that have been generated from these subscriptions has totaled approximately $3,600,000.

     Part of this public awareness of the Company resulted from a service agreement entered into with Circuit City Stores, Inc. ("Circuit City") in October 2005 that provided for a pilot program in 27 retail stores and on the Circuit City website to promote the Company's services. On March 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that calls for a scheduled rollout of services to all the Circuit City stores that began in May 2006 and was completed in December 2006. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers through the end of 2006, the Company believes that its relationship with Circuit City brought more prominence and recognition to the Company. In March 2007, the relationship with Circuit City was ended by Circuit City as it reorganized its management teams.

     In August 2006, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. This agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families. In late 2007, the relationship with AAFES expanded by adding pre-paid membership cards in the military base locations under AAFES.

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

     The Company currently owns approximately 30,000 titles and approximately 281,000 copies. In March 2004, the Company signed a supply agreement with an entertainment distributor. The supply agreement is designed to enable the Company to access the most current DVD and video game titles for purposes of meeting rental requests as well as all purchases. The Company owns all titles that are rented to its subscribers. Titles are purchased based on membership requests for a title and inventory is being built in this way. In the event that a title is purchased through the website, if the Company does not already own the title, then that title is purchased to fulfill the request.

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

Fulfillment.

     In February 2005, the Company ceased using the services of National Fulfillment, Incorporated to meet fulfillment needs and internalized the fulfillment. During the past quarter, the Company has re-designed its distribution network so that now makes use of seven United States Postal Service ("USPS") centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment

     Delivery of the titles is provided by first class mail. During 2005, the Company was able to negotiate a new mailer envelope with the USPS that reduced overall postage cost and decreased the delivery turnaround time from 7 to 2 days. The average cost, after the new mailer, of delivery for the shipment is $1.38. The delivery of each subsequent game costs $0.69 for shipment to the customer and $0.69 for each return.

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

     In February 2004, the Company retained the services of AdSouth Partners, Inc., a national ad agency, to assist in the launch and marketing of the website http://www.gameznflix.com. Through AdSouth Partners, the Company commenced a direct television response advertising campaign that covered 13 different national television channels with five different commercials, starring Dennis Coleman (a television and movie actor) and Ben Curtis (the former star of Dell television commercials). The prepaid television ad campaign covered the period from April 2004 to February 2005 on a monthly basis. The last advertisement in this campaign was a commercial that aired during the 4th quarter of the 2005 Super Bowl on three local television stations. In 2005, the Company did not have any major television advertising campaigns planned and ended its relationship with AdSouth Partners. Due to software issues, the Company is unable to determine the effect that this advertising had on subscriptions and revenue.

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

     The Company will also be utilizing "grass-roots" tactics that may include local market sponsorships, direct marketing opportunities via kiosks, corporate gift programs, employee benefits programs, member referral programs and other areas that will help the Company penetrate target markets.

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

     In September 2006, the Company launched a cross-country tour visiting 12 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). The Company believes this cross-country tour provided a successful grass roots marketing campaign of GameZnFlix around the country. The Company ran a similar marketing campaign in 2007 and will strive to secure affiliate relationships for cross advertisements of each other's products/services.

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

Employees.

     The Company currently has 14 employees. The employees operate in the following areas:

     - purchasing (2 employees)

     - customer service (4 employees)

     - general business operations and management (2 employees)

     - website operations (2 employees)

     - warehouse operations (4 employees)

ITEM 1A.  RISK FACTORS.

Risks Relating to the Business.

(a)  The Company Has a History of Losses That May Continue.

     The Company incurred net losses of $10,501,867 for the year ended December 31, 2007 and $10,840,259 for the year ended
December 31, 2006. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant rentals of DVD's and video games over the Internet. The Company's possible success is dependent upon the successful development and marketing of its website and products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

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

(g)  Any Significant Disruption in Service on the Website Could
Result in Loss of Subscribers.

     Subscribers and potential subscribers access the Company's service through its website, where the title selection process is integrated with the delivery processing systems and software. The Company's reputation and ability to attract, retain and serve subscribers is dependent upon the reliable performance of the website, network infrastructure and fulfillment processes. Interruptions in these systems could make the website unavailable and hinder the ability to fulfil selections. Service interruptions or the unavailability of the website could diminish the overall attractiveness of the subscription service to existing and potential subscribers.

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

(i)  There May be a Change in Government Regulation of the
Internet or Consumer Attitudes Towards Use of the Internet.

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

(k) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

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

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price. The conversion price for the debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.

     On January 17, 2006, the Company entered into an Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden Gate in which the debenture was increased to $300,000 and an additional warrant to purchase 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share).

     La Jolla Cove Investors, Inc. ("LJCI") was a party to a Securities Purchase Agreement and accompanying 7_ %Convertible Debenture, Warrant to Purchase Common Stock and Registration Rights Agreement with RMD Technologies, Inc. (collectively, as amended, "RMD Documents"), pursuant to which LJCI had advanced a total of $250,000 to RMD Technologies, Inc. (the "RMD Advance"). LJCI assigned its interest in the RMD Documents and the RMD Advance to Golden Gate. Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2008, Golden Gate agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company ("GGI Prepayment"). The GGI Prepayment represented a prepayment towards the future exercise of warrant shares under the two warrants. Under this Addendum, Golden Gate delivered to the Company $275,000 of the GGI Prepayment in cash ("First Prepayment"), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of this Addendum, Golden Gate transfered the RMD Advance and the RMD Documents to the Company. Such transfer of the RMD Advance from Golden Gate to the Company is to constitute $250,000 of the GGI Prepayment ("Second Prepayment"). For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden Gate, as set forth thereunder, until all of the First Prepayment shall be so applied.

     Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden Gate delivered the remaining $300,000 of the GGI Prepayment in cash ("Third Prepayment") to the Company. Such transfer of the Third Prepayment constituted the final payment due from Golden Gate to the Company. For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden Gate prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

     In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden Gate under the warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden Gate under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden Gate, refund all such outstanding amounts of the GGI Prepayment to Golden Gate within five days from the date of Golden Gate's delivery to the Company of the written request of such refund.

     In connection only with each Conversion under the Debenture that is associated with any of the GGI Prepayment (as defined herein) (such Conversions collectively referred to herein as the "Subsequent Conversions") the Discount Multiplier for the Subsequent Conversions shall be equal to the lesser of (i) $0.20, or (ii) 90% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (iii) 90% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert.

     On May 29, 2007, the Company and Golden Gate entered into an
Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD's rights, obligations, interests and liabilities under the RMD Transaction.

     On June 15, 2007, the Company and Golden Gate entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock. Under this Addendum, Golden Gate delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum ("GGI June Prepayment"). The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

     In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden Gate under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden Gate upon an exercise by Golden Gate under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden Gate, refund all such outstanding amounts of the GGI June Prepayment to Golden Gate within five days from the date of Golden Gate's delivery to the Company of the written request of such refund. This did not occur and since the nine month period has now expired, the Company and Golden Gate are in the process of renegotiating an extended due date for the debenture.

     On September 17, 2007, the Company and Golden Gate entered into a Rescission Agreement in connection with a rescission of the Assignment and Assumption Agreement, dated as of May 29, 2007. This rescission was made due to certain issues that arose in connection with the involvement of RMD Technologies, Inc. in this transaction.

     As of March 31, 2008, the Company had 411,970,250 shares of common stock issued and outstanding balance of the debenture as of that date of $146,907 that may be converted into an estimated 65,675,430,894 shares of common stock based on the closing price of $0.0003 (conversion price is 82% of that amount: $0.000246) as of that date, and outstanding warrants to purchase 15,965,900 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding debenture may increase if the market price of the common stock declines. All of the shares, including all of the shares issuable upon conversion of the debenture and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of the common stock.

     The continuously adjustable conversion price feature of the debenture could require the Company to issue a substantially greater number of shares, which will cause dilution to existing stockholders.

     The Company's obligation to issue shares upon conversion of the debenture to Golden Gate Investors, Inc. is essentially limitless. The following is an example of the amount of shares of common stock that are issuable, upon conversion of the balance of the debenture of $146,907 as of March 31, 2008 (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing market price as of March 31, 2008 of $0.0003:

                             Effective         Number             % of
% Below       Price Per      Conversion       of Shares       Outstanding
Market          Share          Price          Issuable           Stock

25%           $0.000225      $0.0001845     87,572,140,921         99.53%

50%           $0.000150      $0.0001230    131,365,552,845         99.69%

75%           $0.000075      $0.0000615    262,745,869,919         99.85%

(1)  Based on outstanding shares of common stock of 411,970,250 as of March 31, 2008

     As illustrated, the number of shares of common stock issuable upon conversion of the debenture will increase if the market price of the stock declines, which will cause dilution to existing stockholders.

(b) The Continuously Adjustable Conversion Price Feature of the Debentures May Encourage Short Selling of the Common Stock.

     Golden Gate is contractually required to exercise its warrants and convert its debenture on a concurrent basis, subject to certain conditions. The issuance of shares in connection with the exercise of the warrants and conversion of the debenture results in the issuance of shares at an effective 18% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as Golden Gate converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden Gate could sell common stock into the market in anticipation of covering the short sale by converting its securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debenture and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(c)  The Issuance of Shares upon Conversion of the Debenture and
Exercise of the Warrants May Cause Dilution to Existing Stockholders.

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

(d)  If the Company is Unable to Issue Shares Upon
Conversion of Debenture, Penalties are Required to be Paid to Golden Gate.

     If the Company is unable to issue shares of common stock upon conversion of the debenture as a result of the inability to increase the authorized shares of common stock or as a result of any other reason, the Company is required to:

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

Risks Relating to the Common Stock.

(a)  Common Stock Price May Be Volatile.

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

(b)  Absence of Cash Dividends May Affect Investment Value of
Common Stock.

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

(c)  No Assurance of a Public Trading Market and Risk of Low
Priced Securities May Affect Market Value of Common Stock.

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

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) state in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) state in a highlighted format immediately preceding the customer signature line that
(iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not Applicable.

ITEM 2.  PROPERTIES.

     The Company currently owns $548,806 in fixed assets, $281,361 ($7,643,907 less amortization of $7,362,546) of DVD and video game inventory and $1,313,531 ($1,572,750 less amortization of $259,219) of film libraries. The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office; the Company does pay rent for this office.
The Company's leased properties are located at:

California (north):  4600 Roseville Road, Suite 160, North
Highlands, California 95660; three year pre-paid lease (commenced in July 2006), with a rent of $1,700 per month for a 1,096 square foot space.

California (south):  20705 South Western Avenue, Suite 209,
Torrance, California 98032; three year pre-paid lease (commenced in September 2006), with a rent of $893 per month for a 703 square foot space.

Colorado: 18234 County Road 24, Sterling, Colorado 80751; 2,600 square foot space being provided rent free to Company.

Florida:  600 South North Lake Boulevard, #270, Altamonte
Springs, Florida 32701; three year pre-paid lease (commenced in April 2006), with a rent of $1,244 per month for a 950 square foot space.

Kentucky:  130 West Kentucky Avenue, Franklin, Kentucky 42134;
five year lease (commenced in January 2006), with a rent of $4,150 per month for a 5,600 square foot space.

Massachusetts:  12 Harvard Street, Front Suite, Worcester,
Massachusetts; two year pre-paid lease (commenced in March 2006), with a rent of $800 per month for a 950 square foot space.

Texas:  4747 Irving Boulevard, Suite 243, Dallas, Texas 75247;
one year pre-paid lease (commenced in July 2006), with a rent of $2,400 per month for a 1,440 square foot space.

Washington:  6627 South 191st Place, #F101, Kent, Washington
98032; two year pre-paid lease (commenced in September 2006), with a rent of $1,090 per month for a 505 square foot space.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as follows:

(a) On February 8, 2008, an action was filed in the United States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. The Company has filed an answer and this matter is now in the discovery stage.

     Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(b) On February 15, 2008, an action was filed in the United States District Court, District of Kentucky (Bowling Green Division), entitled Peppe v. GameZnFlix Inc. et al. In this action, a past employee of the Company claims damages in connection with an employment agreement with the Company. On March 11, 2008, the Company filed an answer and counter claim in this action for breach of the employment agreement. This matter is now in the discovery stage.

     Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In October 2007, the Company sought and obtained the vote of a majority of the outstanding shares of common stock by a definitive proxy statement for an amendment to the articles of incorporation for the following:

(a) To amend the Company's articles of incorporation to authorize Ten Million (10,000,000) shares of preferred stock; and

(b) To amend the Company's articles of incorporation to authorize One Hundred Million (100,000,000) shares of Series
B common stock.

     On December 31, 2007, more than twenty days after the filing of a definitive information statement, an amendment to the articles of incorporation was filed with the Nevada Secretary of State.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,
AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

     The Company's common stock began trading on the Over the Counter Bulletin Board under the symbol "SYCD". With the change in name to "Point Group Holdings, Incorporated", the symbol changed to "PGHI" on December 13, 2002. The symbol was changed to "GZFX" effective on February 6, 2004 with the change in the name of the Company to "GameZnFlix, Inc." With the reverse split of the Company's common stock on September 6, 2007, the symbol was changed to "GMFX." The range of closing prices shown below is as reported by this market.

     The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 1,000 reverse split of the common stock that occurred on September 6, 2007.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007

                                                 High          Low

Quarter Ended December 31, 2007                  $0.10         $0.0017
Quarter Ended September 30, 2007                 $0.40           $0.20
Quarter Ended June 30, 2007                      $0.80           $0.40
Quarter Ended March 31, 2007                     $1.80           $0.70

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2006

                                                 High          Low

Quarter Ended December 31, 2006                  $5.00         $1.00
Quarter Ended September 30, 2006                 $6.00         $4.00
Quarter Ended June 30, 2006                     $15.00         $5.00
Quarter Ended March 31, 2006                    $16.00         $7.00

Holders of Common Equity.

     As of March 31, 2008, the Company had approximately 347 stockholders of record of its common stock. The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

     There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2007.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended
December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Form 10-
K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company, through its website www.gameznflix.com, is an online video game and DVD movie rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of video game and DVD titles. The Company offers subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. The Company's more popular $16.99 per month subscription plan allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees, or shipping charges. Subscribers select titles at the Company's website which are then sent via U.S mail with a prepaid return mailer. The Company offers a high level of customer service, quality DVD and video game titles, and superior product availability.

     In December 2004, the Company launched its website, www.gameznflix.com, and became fully operational in September
2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among our target consumers and generate traffic to the website.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On December 24, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that specified a scheduled rollout of services to all the Circuit City stores beginning in May 2006 with a complete rollout by the end of December 2006. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers added during the quarter ended December 31, 2005 and the quarter ended December 31, 2006, the Company believes that our relationship with Circuit City brought more prominence and recognition to the Company. The current agreement with Circuit City ended in December 2007.

     In August 2006, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. The agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families. During the fall of 2007, the Company further expanded its work with AAFES by developing an in store prepaid membership card. This program has been launched in late December 2007 with shipment of the cards to the AAFES central warehouse for their delivery to its military base locations.

     The Company will continue to seek similar relationships with nationally known companies or agencies to further brand the company name.

     In May 2007, the Company joined Mid-Night Gaming, a McDonald's restaurant cross-country tour visiting 10 cities in a motor coach wrapped in GameZnFlix advertisements (mobile advertising). At each chosen McDonald's location, the group of sponsors (Nintendo, Coca Cola, 1UP, Best Buy, 2K Sports, IPlay and Spike) of the Mid-Night Gaming completion setup and allowed the public experience video gaming.

     The Company anticipates running a similar marketing campaign in 2008 and will strive to secure affiliate partnerships for cross advertisements of each other's products/services.

     During the first quarter of 2007, the Company retained Moroch, an advertising and marketing firm, to perform data collection, focus groups and market analysis of the current console video game and DVD rental market as well as the Company's position within that market. The results of this study confirmed management's position that the Company has evolved into a gamer-driven source for console video games and DVD rentals. The report included a number of strategies to better position the Company within its target market, as well as ways to better serve and communicate with existing members. The Company has taken the strategies and applied them to its business model. This included a complete redesign of the website, development of new USPS mailer and marketing plan.

     For the Company to see an increase growth will require it to make more significant capital investment in library content. Management continues to seeking investment opportunities with the financial communities to meet this need. The Company's current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to properly anticipate the timing of additional investment in library content, distribution infrastructure, and technology. During the past quarter, the Company has re-designed its distribution network so that it now makes use of seven USPS centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment. During the previous quarter, this system under went testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this re-design have allowed the Company to reduce its employees by 31 and reduce related warehouse expenses.

     The Company has evaluated and continues to evaluate its operations and operational needs. During 2005 and again in 2007, it was able to negotiate a new mailer envelope with the USPS that reduced overall postage cost and decreased the delivery turnaround time from seven to two days.

     During 2006, the Company launched GNF Entertainment Network, a 24/7 proprietary first run and off-network programming broadcasted on IA-5 Transponder 5 and Transponder 27 Intel Sat System and can be viewed online at www.gnfent.com. GNF provided two channels for network programming: the movie channel and game and music channel. GNF Entertainment Network was closed after being unable to reach its financial projections.

     The Company's GNFDigital.com was an online retail site offering movies and premium video programs for digital download. GNFDigital enabled consumers to preview, purchase and download movies on-demand. Using Microsoft's Windows Media digital rights management system, the Company controlled whether individual titles are offered for electronic sell-through, digital rental (48 hours), or limited use (e.g., 10 plays). The Company has closed down GNFDigital.com due to personnel resigning and not being able to support the website.

     During the last quarter of 2007, the Company's membership continued a steady decrease and has become stable as the 2007-year closed. Management recognizes that although growth did not happen as it had in the previous quarter; this was primarily the result of not being able to purchase new inventory at the levels demanded by members.

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $3,597,028 for the year ended December 31, 2007 compared to $1,884,678 for the year ended December 31, 2006, an increase of $1,712,350 or approximately 91%. Gross revenues increased significantly during the year ended December 31, 2007 compared to the prior period primarily due to a greater subscriber base compared to same period in 2006 by a monthly subscriber base average of 18,700 compared to 13,000 in the prior year fueled by more market awareness of the Company's services and brand do to an advertising campaign run
during the first quarter of 2007.   This campaign while it drove
an increase in memberships during the first quarter also depleted the budgets for the entire year of 2007 and has placed the Company in a weak financial position.

     As of the end of December 31, 2007, the Company had approximately 18,530 total subscribers. The Company continues to focus on growing its subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 25% for the year ended December 31, 2007 as compared with the prior period of approximately 73%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, and then divided by the number of months in the period. Customer cancellations during the year ended December 31, 2007, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator. The decrease in churn rate is attributed to adding telephone customer service support and buying of inventory to meet current demand.

(b)  Cost of Revenues.

     The Company had cost of revenues of $5,734,261 for the year ended December 31, 2007 compared to $3,366,147 for the year ended December 31, 2006, an increase of $2,368,114 or approximately 70%. Cost of revenues increased as a percentage to gross revenues during 2007 compared to 2006 primarily due to a change of expensing inventory as requested by the SEC accounting department to bring the Company's reporting in line with other reporters within the video rental industry.

(c)  Advertising.

     The Company had advertising expenses of $1,649,739 for the year ended December 31, 2007 compared to $2,407,505 for the year ended December 31, 2006, a decrease of $757,766, or approximately 31%. Such advertising consisted of direct marketing through print, radio and online Internet advertising.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $5,103,844 for the year ended December 31, 2007 compared to $3,927,104 for the year ended December 31, 2006, an increase of $1,176,740 or approximately 30%. The increase in selling, general and administrative expenses was principally due to the writing off of accounts receivables and ending of various projects and an increase in related payroll expenses during the first quarter of 2007. The related payroll expenses have been reduced during the second through fourth quarters of 2007 as the Company down sized to offset the higher expenses of the first quarter.

(e)  Consulting Fees.

     The Company had consulting fees of $1,386,380 for the year ended December 31, 2007 compared to $3,042,320 for the year ended December 31, 2006, a decrease of $1,655,940 or approximately 54%. Decrease in consulting fees during the year ended December 31, 2007 compared to the prior period was primarily a result of decreased need of business consultants which was widely utilized during 2006 to aid in developing a more effective marketing program and continued development of the business. The Company does not anticipate needing the same level of consulting fees related to development of the business and believes such related expenses will decrease further in 2008.

(f)  Net Loss.

     The Company had a net loss of $10,501,867 for the year ended December 31, 2007 compared to $10,840,259 for the year ended December 31, 2006, a decrease of $338,392 or approximately 3%. The decreases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during 2008.

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

Operating Activities.

     The net cash used in operating activities was $1,188,150 for the year ended December 31, 2007 compared to $8,494,173 for the year ended December 31, 2006, a decrease of $7,306,023 or approximately 86%. This decrease is attributed to many changes from period to period, including an increase in depreciation and amortization, the payment of stock based compensation, and an increase in accounts payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities was $1,695,514 for the year ended December 31, 2007 compared to $6,138,661 for the year ended December 31, 2006, a decrease of $4,443,147 or approximately 72%. This decrease resulted from decreased purchases of DVD's and games, film library, and other fixed assets.

Liquidity and Capital Resources.

     As of December 31, 2007, the Company had total current assets of $297,252 and total current liabilities of $3,105,723 resulting in a working capital deficit of $2,808,471. The cash balance as of December 31, 2007 totaled $24,976. The cash flow from financing activities for the year ended December 31, 2007 resulted in a surplus of $2,566,006. Overall, cash and cash equivalents for the year ended December 31, 2007 decreased by $317,658.

     The net cash provided by financing activities was $2,566,006 for the twelve months ended December 31, 2007 from proceeds from stock issuances under the financing arrangement with Golden Gate, as discussed below. The Company's current cash and cash equivalents balance will be sufficient to fund its operations for the next twelve months. The Company currently has approximately $25,000 in stock subscriptions receivable that it believes will be collected in the next six months.

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

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into Company common stock, at Golden Gate's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price. The conversion price for the convertible debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted. However, in the event that the market price of the Company's common stock is less than $0.015, the Company will have the option to prepay the debenture at 150% rather than having the debenture converted. If the Company elects to prepay the debenture, Golden Gate may withdraw its conversion notice. In addition, Golden Gate is obligated to exercise the warrant concurrently with the submission of a conversion notice.

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of December
31, 2007, a total of 7,113,525 shares were issued related to the warrant providing the Company approximately $7,884,820.

     Golden Gate has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of the Company's common stock such that the number of shares of common stock held by its and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of December 31, 2007, a total of 6,500,000 shares were issued related to this new warrant, providing the Company approximately $7,100,000.

     Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, Golden Gate agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company ("GGI Prepayment"). The GGI Prepayment represents a prepayment towards the future exercise of warrant shares under the two warrants. Under this Addendum, Golden Gate delivered to the Company $275,000 of the GGI Prepayment in cash ("First Prepayment"), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of the Addendum, Golden Gate is to transfer the RMD Advance and the RMD Documents (as defined under Item 1A) to the Company.
Such transfer of the RMD Advance from Golden Gate to the Company constituted $250,000 of the GGI Prepayment ("Second
Prepayment"). For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden Gate, as set forth thereunder, until all of the First Prepayment shall be so applied.

     Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden Gate delivered the remaining $300,000 of the GGI Prepayment in cash ("Third Prepayment") to the Company. Such transfer of the Third Prepayment constituted the final payment due from Golden Gate to the Company. For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden Gate prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

     In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden Gate under the Warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden Gate under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden Gate, refund all such outstanding amounts of the GGI Prepayment to Golden Gate within five days from the date of Golden Gate's delivery to the Company of the written request of such refund.

     In connection only with each Conversion under the Debenture that is associated with any of the GGI Prepayment (as defined herein) (such Conversions collectively referred to herein as the "Subsequent Conversions") the Discount Multiplier for the Subsequent Conversions shall be equal to the lesser of (i) $0.20, or (ii) 90% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (iii) 90% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert.

     On May 29, 2007, the Company and Golden Gate entered into an
Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD's rights, obligations, interests and liabilities under the RMD Transaction.

     On June 15, 2007, the Company and Golden Gate entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock. Under this Addendum, Golden Gate delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum ("GGI June Prepayment"). The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

     In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden Gate under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden Gate upon an exercise by Golden Gate under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden Gate, refund all such outstanding amounts of the GGI June Prepayment to Golden Gate within five days from the date of Golden Gate's delivery to the Company of the written request of such refund. This did not occur and since the nine month period has now expired, the Company and Golden Gate are in the process of renegotiating an extended due date for the debenture.

     On September 17, 2007, the Company and Golden Gate entered into a Rescission Agreement in connection with a rescission of the Assignment and Assumption Agreement, dated as of May 29, 2007. This rescission was made due to certain issues that arose in connection with the involvement of RMD Technologies, Inc. in this transaction.

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

(b)  DVD and Video Game Libraries.

     As of December 31, 2007, the Company had invested over $281,000 (after depreciation) in its DVD and video game libraries resulting in approximately 30,000 DVD and video game titles available for rental. The Company acquires DVD's and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video game libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is the Company's intention to not sell these libraries. In the event that a portion of the libraries is sold as a result of slow moving title rentals, the Company will re-evaluate its policy of depreciation in relation to the salvage value.

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

Forward Looking Statements.

     Information in this Form 10-K contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-K, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited financial statements as of and for the year ended
December 31, 2007, and for the year ended December 31, 2006 are presented in a separate section of this report following Item 15.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial
Reporting.

     The Company's management also is required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). The Company has been preparing to be in compliance with Section 404 for our fiscal year ending December 31, 2008 and only recently became aware of the need to comply with Section 404 for our fiscal year ended December 31, 2007. Therefore, the Company has not completed all of the evaluations necessary to issue guidance on the status of its internal controls. Although management has selected the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commissions in its Internal Control-Integrated Framework to make its assessment and report as required by
Section 404, and the Company has been working to implement this framework to enable us to complete its assessment on its internal control over financial reporting for the year ending December 31, 2008, in accordance with Section 404, the framework was not in place to allow management to fully assess and report on our internal control over financial reporting for the fiscal year ended December 31, 2007.

     While the Company is in the process of evaluating its internal control over financial reporting, the Company has not yet been able to complete its assessment of which, if any, control deficiencies constitute "material weaknesses" as defined under Public Accounting Oversight Board Auditing Standard No. 5. Therefore, the Company has not yet determined whether its internal control over financial reporting is effective as of December 31, 2007. However, the Company is aware of the following weaknesses:

     - the need to hire an in-house accountant trained in U.S.
       generally accepted accounting principles;

     -the need to upgrade its accounting software so as to provide for more timely access to financial reports; and

     - inadequate planning and execution of the Company's Section
       404 project to meet the requirements of the Sarbanes-Oxley
       Act of 2002 on a timely basis.

     Notwithstanding the foregoing, the reportable conditions and other areas of the Company's internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements. Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.

     Management's inability to complete an assessment of the Company's internal control over financial reporting in accordance with Section 404 for the year ended December 31, 2007, does not necessarily imply that a significant deficiency or material weakness exists in the Company's internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management is not aware of any material weaknesses in the Company's internal control over financial reporting, and nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2007. Despite the fact management has not currently identified any material weaknesses in our internal control over financial reporting, it is possible that as management continues to evaluate the Company's internal control over financial reporting, management could discover a material weakness.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by this firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Inherent Limitations of Control Systems.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     None.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

     There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company, except that Mr. Fleming is named in the action discussed in Item 3(a) of this report.

John J. Fleming, Chief Executive Officer/Secretary/Director.

     Mr. Fleming, age 59, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years (before joining GameZnFlix in September 2002). Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

Mark Crist, Director.

     Mr. Crist, age 49, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2007, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: Form 4's to report the sale by Mr. Crist on November 9, 2007 of 525,000 shares of common stock and on November 16, 2007 of 46,429 shares of common stock. The Company is unaware that any other required reports were not timely filed.

Corporate Governance.

(a)  Code of Ethics.

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

(b)  Audit Committee.

     The Company's audit committee consists of Mr. Fleming, who is not an independent director. The audit committee has not adopted a written charter. Currently, the Audit Committee has no "financial expert," as that term is defined in Item 407(d)(5) of Regulation S-K.

     The primary responsibility of the Audit Committee is to oversee the financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company's independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit,
(ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

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

(c)  Other Committee of the Board of Directors.

     Other than the Audit Committee, the Company presently does not have a compensation committee, nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

(d)  Recommendation of Nominees.

     There have been no changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table presents compensation information for the year ended December 31, 2007 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.



                                                                         Nonqualified
                                                            Non-Equity     Deferred
Name and                                Stock    Option   Incentive Plan  Compensation  All Other
Principal             Salary   Bonus    Awards   Award(s) Compensation    Earnings    Compensation   Total
Position      Year      ($)     ($)       ($)      ($)        ($)           ($)           ($)         ($)
   (a)         (b)      (c)     (d)       (e)      (f)        (g)           (h)           (i)         (j)
John Fleming,
CEO (1)        2007    $135,833   -        -        -          -             -             -       $135,833
               2006    $263,250   -        -        -          -             -             -       $263,250
               2005    $200,000   -        -        -          -             -             -       $200,000

Donald N.      2007    $100,625   -        -        -          -             -             -       $100,625
Gallent,       2006    $200,000   -        -        -          -             -             -       $200,000
former Pres.   2005    $175,000   -      $140,000(3) -         -             -             -       $315,000
(2)

Arthur De      2007    $ 60,000   -        -        -          -             -             -       $ 60,000
Joya,          2006    $ 46,000   -      $ 82,500   -          -             -             -       $128,500
former         2005    $ 30,000   -      $ 24,500   -          -             -             -       $ 54,500


(1) Mr. Fleming was appointed chief executive officer and a director on September 12, 2002.

(2) Mr. Gallent was appointed president and a director on February 3, 2005. He resigned both positions on May 24, 2007.

(3) On March 11, 2005, the Company issued 20,000,000 restricted shares of common stock to Mr. Gallent as an employment incentive.
These shares were valued at $140,000 ($0.007 per share).

(4) Mr. De Joya was appointed chief financial officer on July 9, 2004. He resigned this position on December 14, 2007.

Executive Officer Contracts.

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

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards


                                       Option Awards                                          Stock Awards
                                                                                                                        Equity
                                                                                                         Equity        Incentive
                                               Equity                                                   Incentive      Plan Awards:
                                              Incentive                                                 Plan Awards     Market or
                                              Plan Wards:                                  Market       Number of      Payout Value
               Number of     Number of        Number of                        Number of   Value of     Unearned       of Unearned
               Securities    Securities       Securities                       Shares or   Shares or    Shares, Units  Shares, Units
               Underlying    Underlying       Underlying                       Units of    Units of     or Other         or Other
               Unexercised   Unexercised      Unexercised    Option            Stock That  Stock That   Rights That     Rights That
Name and        Options       Options          Unearned      Exercise  Option  Have Not    Have Not     Have Not        Have Not
principal      Exercisable   Unexercisable     Options        Price    Expire  Vested      Vested       Vested          Vested
position         (#)             (#)            (#)            ($)     Date      (#)        ($)           (#)             (#)
(a)              (b)(1)          (c)            (d)            (e)      (f)      (g)        (h)           (i)             (j)
John Fleming,
CEO            5,000                  -               -      $0.007   12/31/14       -           -            -                 -
Donald N.
Gallent,
Pres.          5,000                  -               -      $0.007   12/31/14       -           -            -                 -
Arthur De Joya,
CFO            5,000                  -               -      $0.007   12/31/14       -           -            -                 -


(1) Underlying share amounts reduced from 5,000,000 each due to the 1 for 1,000 reverse stock split of the Company's common stock on September 6, 2007.

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

Compensation of Directors.

     The Company provides compensation of $2,500 per quarter to its independent director, Mr. Crist.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2008 (411,970,250 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                                                    Owner (1)

Common Stock  John Fleming                         7,078,743 (2)        1.72%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Mark Crist                                   0            0.00%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Shares of all directors and          7,078,743            1.72%
              executive officers as a group (4
              persons)

(1) Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 411,970,250 shares issued and outstanding on March 31, 2008 divided into the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2) Included within this amount is an option covering 5,000 shares of common stock, exercisable from the date of grant (December 31, 2004) at $0.007 per share (expiring on December 31, 2014) (changed from an option for 5,000,000 shares as a result of the 1 for 1,000 reverse split of the Company's common stock on September 6, 2007).

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted four equity compensation plans (none of which has been approved by the Company's stockholders):

(a)  Stock Incentive Plan.

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

     During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for
30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706
(incorrectly reported in the 2005 Form 10-KSB as 540,000,000)
shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of December 31, 2007, there were options for 30,000 (30,000,000 pre split) shares that remain unexercised, which result in 30,000,000 shares remaining to be issued under this plan (the registered amount was not reduced by the reverse split).

(b)  2006 Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 6, 2006, the Company adopted the 2006 Non-
Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock.
All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2007, 65,580,440 shares remain unissued under this plan.

(c)  2006 Stock Incentive Plan.

     On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of December 31, 2007, all shares of common stock under this plan remained unissued.

(d)  2007 Stock and Option Plan.

     On February 1, 2007, the Company adopted the 2007 Stock and Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. As of December 31, 2007, 215,988,954 shares were issued under this plan, resulting in 184,011,326 shares remaining to be issued.

                  Equity Compensation Plan Information
                          December 31, 2007

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

Equity
compensation
plans not
approved by
security holders   30,000,000        $0.0075 per share        2006 Director's
                                                              and Consultant's
                                                              Stock Plan:
                                                              65,580,440;
                                                              2006 Stock
                                                              Incentive Plan:
                                                              250,000,000; 2007
                                                              Stock and Option
                                                              Plan: 184,011,326

                                                              2006 Director's
                                                              and Consultant's
                                                              Stock Plan:
                                                              65,580,440;
Total             30,000,000        $0.0075 per share         2006 Stock
                                                              Incentive Plan:
                                                              250,000,000; 2007
                                                              Stock and Option
                                                              Plan: 184,011,326

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On August 1, 2005, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see
Exhibit 10.3). This agreement also covers the services provided to the Company by Mr. De Joya as chief financial officer. Under this agreement, the Company agrees to pay $3,000 each month and 5,000,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. On December 2, 2005, the Company issued 5,000,000 shares of common stock to Mr. De Joya under the Non-Employee Directors and Consultants Retainer Stock Plan in compliance with that agreement. These shares were valued at $24,500 ($0.0049 per share).

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

     (c) On August 1, 2006, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see
Exhibit 10.9); this agreement replaces the prior agreement, dated August 1, 2005. This agreement covers the services provided to the Company by Arthur De Joya as chief financial officer of the Company. Under this agreement, the Company agrees to pay $5,000 each month and 1,250,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters, both effective on August 1, 2006. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. No shares have yet been issued under the agreement.

     (d) At the time of the Company entering into the Addendum to Convertible Debenture and Warrant to Purchase Common
Stock, dated May 24, 2007, which involved the transfer and assignment of the RMD Technologies Inc. debenture and other documents to the Company, Mr. Fleming was an affiliate stockholder of RMD Technologies. Please see Item 1(A) for a complete description of this transaction, and its subsequent rescission.

     (e) On August 1, 2007, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see
Exhibit 10.10); this agreement replaces the prior agreement, dated August 1, 2006. This agreement covers the services provided to the Company by Arthur De Joya as chief financial officer of the Company. Under this agreement, the Company agrees to pay $5,000 each month and 1,250,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters, both effective on August 1, 2006. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. No shares have yet been issued under the agreement. The Company accepted the resignation of Mr. De Joya and De Joya and Company, Inc. on December 14, 2007, thereby terminating this agreement.

     (f) The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office (which is provided to the Company without cost).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Smith & Company (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-
QSB's: 2007: approximately $40,000; 2006: approximately $21,000.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the year ended December 31, 2007, and for the year ended December 31, 2006; and

(b)  Those exhibits required by Item 601 of Regulation S-K
(included or incorporated by reference in this document are set forth in the Exhibit Index).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.


Dated: April 14, 2008                  By: /s/ John Fleming
                                       John Fleming, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                    Title                   Date

/s/  John Fleming           Chief Executive Officer       April 14, 2008
John Fleming                (principal financial and
                            accounting
                            officer)/Secretary/Director

/s/  Mark Crist             Director                      April 14, 2008
Mark Crist

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheet of GameZnFlix, Inc. and Subsidiaries (a Nevada corporation) as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameZnFlix, Inc. and Subsidiaries as of December 31, 2007 and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
March 26, 2008


                                GAMEZNFLIX, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2007

                                     ASSETS

Current assets
Cash                                                          $    24,976
Accounts receivable                                                77,235
Inventory                                                          23,028
Prepaid expenses                                                   15,000
Other assets                                                      157,013

Total current assets                                              297,252

DVD and video game libraries, net                                 281,361
Fixed assets, net                                                 548,806
Film library, net                                               1,313,531
Other assets                                                        3,650

Total assets                                                  $ 2,444,600

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses                         $ 1,778,092
Bank overdraft                                                     49,203
Deferred revenue                                                   30,227
Note payable - related party                                      191,351
Customer deposits                                                      --
Current portion of note payable                                   535,552
Advance from Golden Gate Investors, Inc.                          521,298

Total current liabilities                                       3,105,723

Long-term liabilities
Note payable, less current portion of $535,552                    100,497
Convertible debenture, net of unamortized debt
discounts of $76,725                                               70,660

Total liabilities                                               3,276,880

Stockholders' deficit
Common stock; $0.001 par value; 5,000,000,000
   shares authorized, 185,848,250 (1) issued and outstanding      185,848
Additional paid-in capital                                     43,091,665
Stock subscription receivable                                     (25,000)
Accumulated deficit                                           (44,084,793)

Total stockholders' deficit                                      (832,280)

Total liabilities and stockholders' deficit                   $ 2,444,600

(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

           See accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Years Ended December 31,
                                                                      2007             2006
Revenues                                                             $ 3,597,028       $ 1,884,678
Cost of revenues                                                       5,734,261         3,366,147
Gross profit                                                          (2,137,233)       (1,481,469)

Operating expenses
Advertising                                                            1,649,739         2,407,505
Consulting and professional fees                                       1,386,380         3,042,320
Depreciation and amortization                                            211,165           205,306
Selling, general and administrative                                    5,103,844         3,927,104

Total operating expenses                                               8,351,128         9,582,235

Loss from operations                                                 (10,488,361)      (11,063,704)

Other income (expense)
Interest expense                                                         (30,370)          (15,913)
Interest income                                                           16,864           236,820
Other income (expense)                                                        --             2,538

Total other income (expense)                                             (13,506)          223,445

Loss before provision for income taxes                               (10,501,867)      (10,840,259)

Provision for income taxes                                                    --                --

Net loss                                                            $(10,501,867)     $(10,840,259)

Loss per common share - basic and diluted                           $      (0.50)     $      (2.55)

Weighted average common shares outstanding - basic and diluted (1)    20,798,150         4,243,800


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

               See accompanying Notes to Consolidated Financial Statements



                                                   GAMEZNFLIX, INC.
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                         Additional      Stock         Prepaid                             Total
                                     Common Stock       Paid-In     Subscriptions   Consulting         Accumulated    Stockholders'
                                  Shares(1)   Amount    Capital       Receivable     Expenses            Deficit    Equity (Deficit)
Balance, December 31, 2005          3,291,733  $ 3,292     $33,065,117   $ 3,187,500)   $   (95,833)     (22,742,667)  $  7,042,409

Issuance of common stock for services,
  weighted average price of $0.008     17,000       17         133,883            --             --               --        133,900

Issuance of common stock related to
exercise of options, weighted average
price of $0.01                        306,520      307       2,993,797    (1,000,000)            --               --      1,994,104

Issuance of common stock
related to debt
conversion totaling $65,474
and exercise
of related stock warrants at
$1.09 per share -
Golden Gate Investors, Inc.        1,674,241     1,674      7,135,885             --             --               --      7,137,559

Cancellation of stock
 subscriptions receivable           (100,000)     (100)   (2,999,900)      3,000,000             --               --             --

Proceeds from stock
subscriptions receivable                  --        --            --         187,500             --               --        187,500

Beneficial conversion feature related to
convertible debt - Golden Gate
Investors, Inc.                           --        --       100,000              --             --               --        100,000

Expense of prepaid consulting fees        --        --            --              --         95,833               --         95,833

Net loss                                  --        --            --              --             --      (10,840,259)   (10,840,259)

Balance, December 31, 2006         5,189,494     5,189    40,428,782      (1,000,000)            --      (33,582,926)     5,851,045

Issuance of common stock for
services,
weighted average price of
$0.001                           109,695,034   109,695     1,261,361              --             --               --      1,371,056

Issuance of common stock for
cash                              40,367,862    40,368       136,332         (25,000)            --               --        151,700

Issuance of common stock
related to debt
conversion and exercise of
related stock
warrants - Golden Gate
Investors, Inc.                  30,745,665     30,746     2,265,040              --             --               --      2,295,786

Cancellation of stock
subscriptions receivable           (149,805)      (150)     (999,850)      1,000,000             --               --             --

Net loss                                 --         --            --              --             --      (10,501,867)   (10,501,867)

Balance, December 31, 2007      185,848,250    185,848    43,091,665         (25,000)            --      (44,084,793)      (832,280)


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

                 See accompanying Notes to Consolidated Financial Statements


                                          GAMEZNFLIX, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                For the Years Ended December 31,
                                                                      2007             2006
Cash flows from operating activities:
Net loss                                                           $ (10,501,867)     $ (10,840,259)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                                               1,371,056            946,504

Debt discount amortization related to convertible debenture               19,989             53,224

Depreciation and amortization                                          3,916,832          2,793,008

Bad debt expense                                                         520,000                 --

Changes in operating assets and liabilities:
Change in accounts receivable                                             77,159            (91,894)

Change in inventory                                                        4,800            (72,880)

Change in prepaid expenses                                               414,926           (381,097)

Change in other assets                                                   713,034           (862,183)

Change in accounts payable and accrued expenses                        2,345,616           (131,228)

Change in bank overdraft                                                  49,203                 --

Change in deferred revenue                                              (118,898)            92,632

Net cash used in operating activities                                 (1,188,150)        (8,494,173)

Cash flows from investing activities:
Purchase of DVD & game libraries                                      (1,551,691)        (3,933,401)
Purchase of film library                                                 (99,750)        (1,223,000)
Purchase of fixed assets                                                 (44,073)          (212,260)
Investment in note receivable                                                 --           (770,000)

Net cash used in investing activities                                 (1,695,514)        (6,138,661)

Cash flows from financing activities:
Proceeds from advances from Golden Gate Investors, Inc.                   54,783            166,515
Proceeds from convertible debenture                                       51,020                 --
Proceeds from related party notes payable                                 16,351                 --
Proceeds from stock issuances                                          2,443,852          8,906,558

Net cash provided by financing activities                              2,566,006          9,073,073

Net change in cash and cash equivalents                                 (317,658)        (5,559,761)

Cash, beginning of period                                                342,634          5,902,395

Cash, end of period                                                 $     24,976        $   342,634



            See accompanying Notes to Consolidated Financial Statements


                                        GAMEZNFLIX, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2007 AND 2006

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

Nature of Business.

The Company provides online movie (also referred to as a "DVD") and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. All titles in the libraries used to provide rentals to subscribers are owned by the Company and are further described in these Notes in the section titled "DVD's and Video Game Libraries." In March 2004, the Company launched its website, www.gameznflix.com, and began operating in the online movie and video game rental industry. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky with shipping facilities in Kentucky and Colorado, and seven receiving center locations throughout the United States.

Basis of Presentation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that include Naturally Safe Technologies, Inc. ("NSTI"), GameZnFlix Entertainment, Inc. and GameZnFlix Racing and Merchandising, Inc. All intercompany balances and transactions have been eliminated.

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2007.

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

DVD and Video Game Libraries.

DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD's and video game libraries sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD and video game libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

Fulfillment Expenses

Fulfillment expenses represent those costs incurred in operating and staffing the Company's fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company's DVD and video game libraries.

Advertising Costs

The Company expenses all costs of advertising as incurred.
Advertising costs for the years ended December 31, 2007 and 2006 were approximately $1,650,000 and $2,408,000, respectively.

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

At December 31, 2007, the Company has net operating loss carry forwards totaling approximately $44,085,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income
(loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive, as they were during 2007 and 2006. During 2007 and 2006, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 30,000 and 30,000, respectively.

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

Stock-Based Compensation

Up through December 31, 2004, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Recent Pronouncements

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No.141 (revised 2007), "Business Combinations", SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009. The Company is currently assessing the impact of these statements.

NOTE 2 - DVD'S AND VIDEO GAME LIBRARIES

DVD and video game libraries as of December 31, 2007 consisted of the following:

      DVD and video game libraries                    $ 7,643,907
     Less accumulated amortization                     (7,362,546)

     DVD and video game libraries, net                $    281,361

NOTE 3 - FIXED ASSETS

Fixed assets as of December 31, 2007 consisted of the following:

     Computers and software                           $    318,318
     Furniture and fixtures                                 53,119
     Vehicles                                              245,665
     Office building                                       337,579
                                                           954,681
     Less accumulated depreciation                        (405,875)

     Fixed assets, net                                $    548,806

NOTE 4 - FILM LIBRARY

Film library at December 31, 2007 consists of various films acquired throughout 2006. The Company amortizes the film library over the estimated useful life of eight years. The film library consisted of the following:

     Film library                                     $   1,572,750
     Less accumulated amortization                         (259,219)

     Film library, net                                $    1,313,531

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of December 31, 2007 consists of a promissory note payable totaling $175,000 to an investor, due on demand (past due maturity and in default), secured by assets of NSTI and bears no interest; and $16,351 to the Company's Chief Executive Officer, due on demand, unsecured and bearing no interest.

NOTE 6 - CONVERTIBLE DEBENTURES

(a) On November 1, 2006, the Company entered into a convertible debenture totaling $100,000 that matures November 2011, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price is based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to a warrant to purchase 10,000 shares of common stock at an exercise price of $1.09 per share. The debt holder does not have the right and the Company does not have the obligation to convert any portion of the convertible debenture that will cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company's common stock.

In accordance with EITF No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt. The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%. The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature. The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method. For the years ended December 31, 2007 and 2006, the Company has amortized a total of $17,581 and $3,826.

(b) On November 11, 2004, the Company entered into a convertible debenture totaling $150,000 that matured in November 2007, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price is based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder's election to convert such unpaid balances. Additionally, the debt holder is entitled to a warrant to purchase 15,000 shares of common stock at an exercise price of $1.09 per share. The debt holder does not have the right and the Company does not have the obligation to convert any portion of the convertible debenture that will cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company's common stock.

In accordance with EITF No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrants issued in connection with this debt. The estimated value of the warrants of $44,870 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 207%. The face amount of the debt of $150,000 was proportionately allocated to the convertible debt and the warrants in the amounts of $105,130 and $44,870, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which attributed to $27,333 and $77,797, respectively. The combined total discount is $122,667, which is being amortized over the term of the convertible debt using the effective interest method. During the year ended December 31, 2006, debt holder converted the entire remaining debt balance. For the year ended December 31, 2006, the Company has amortized a total of $50,939.

NOTE 7 - ADVANCE FROM GOLDEN GATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. totaling $521,298 at
December 31, 2007 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

NOTE 8 - COMMON STOCK

On September 6, 2007, the Company implemented a 1,000-to-1 reverse stock split which has been applied to the accompanying financial statements on a retroactive basis.

NOTE 9 - STOCK COMPENSATION PLANS

(a)  Stock Incentive Plan.

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

During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706 (incorrectly reported in the 2005 Form 10-KSB as 540,000,000) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of December 31, 2007, there were options for 30,000 (30,000,000 pre split) shares that remain unexercised, which result in 30,000,000 shares remaining to be issued under this plan (the registered amount was not reduced by the reverse split).

(b)  2006 Non-Employee Directors and Consultants Retainer Stock Plan.

On January 6, 2006, the Company adopted the 2006 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non- employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2007, 65,580,440 shares remain unissued under this plan.

(c)  2006 Stock Incentive Plan.

On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of December 31, 2007, all shares of common stock under this plan remained unissued.

(d)  2007 Stock and Option Plan.

On February 1, 2007, the Company adopted the 2007 Stock and Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. As of December 31, 2007, 215,988,954 shares were issued under this plan, resulting in 184,011,326 shares remaining to be issued.

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

4.34     2007 Stock and Option Plan, dated February 1, 2007
         (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

4.35     Addendum to Convertible Debenture and Warrant to
         Purchase Common Stock, dated May 24, 2007 (filed herewith).

4.36     Assignment and Assumption Agreement between Golden Gate
         Investors, Inc., RMD Technologies, Inc., and the
         Company, dated May 29, 2007 (filed herewith).

4.37     Addendum to Convertible Debenture and Warrant to
         Purchase Common Stock, dated June 15, 2007 (filed herewith).

4.38     Rescission Agreement between Golden Gate Investors,
         Inc., RMD Technologies, Inc., and the Company, dated
         September 17, 2007 (filed herewith).

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

10.10   Consulting Services Agreement between the Company and
        De Joya & Company, Inc., dated August 1, 2007 (filed herewith).

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

32      Section 1350 Certification of John Fleming (filed herewith).

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