Form 10-Q
period 2008-03-31
GAMEZNFLIX INC
filed 2008-05-20
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

GAMEZNFLIX, INC.	.

(Exact Name of Company as Specified in its Charter) Nevada 90-0224051

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer

or Organization) Identification No.) 1535 Blackjack Road, Franklin, Kentucky 42134

(Address of Principal Executive Offices)

(270) 598-0385	.

(Company’s Telephone Number)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes No X .

As of March 31, 2008, the Company had 411,970,250 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008
(UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)	4

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE MONTHS

ENDED MARCH 31, 2008 AND MARCH 31, 2007                                                                                                                                             6

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED) FOR THE THREE MONTHS ENDED
MARCH 31, 2008 AND MARCH 31, 2007	7

NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS	8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	23

ITEM 4. CONTROLS AND PROCEDURES	23

ITEM 4(T). CONTROLS AND PROCEDURES	23

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS                                                                                                          25

ITEM 2. UNREGISTERED SALES OF EQUITY

SECURITIES AND USE OF PROCEEDS	25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	25

ITEM 5. OTHER INFORMATION	25

ITEM 6. EXHIBITS	26

SIGNATURES	25

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

GAMEZNFLIX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 10,566	$ 24,976
Accounts receivable	77,186	77,235
Inventory	23,028	23,028
Prepaid expenses	34,800	15,000
Other assets	140,000	157,013
Total current assets	285,580	297,252

DVDs and video games library, net of accumulated amortization of $7,362,546 for both periods	295,069	281,361
Fixed assets, net of accumulated depreciation of $453,544 and $405,875, respectively	526,903	548,806
Film library, net of accumulated amortization of $308,489 and $259,219, respectively	1,270,100	1,313,531
Other assets	3,650	3,650

Total assets	$ 2,381,302	$ 2,444,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 1,805,211	$ 1,778,092
Bank overdraft	--	49,203
Deferred revenue	30,227	30,227
Current portion of note payable	595,052	535,552
Notes payable	201,397	191,351
Advance from Golden Gate Investors, Inc.	571,986	521,298
Total current liabilities	3,203,873	3,105,723

Note payable, less current portion of $535,552	100,497	100,497
Convertible debenture, net of unamortized debt discounts of $71,742 and $76,725, respectively	75,643	70,660

Total liabilities	3,380,013	3,276,880

GAMEZNFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(continued)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Stockholders’ equity
Common stock; $0.001 par value; 5,000,000,000 shares authorized, 411,970,250 and 185,848,250 issued and outstanding, respectively	411,970	185,848
Additional paid-in capital	42,894,543	43,091,665
Stock subscriptions receivable	--	(25,000)
Prepaid fees paid with common stock	(7,500)	--
Accumulated deficit	(44,297,724)	(44,084,793)

Total stockholders’ equity	(998,711)	(832,280)

Total liabilities and stockholders’ equity	$ 2,381,302	$ 2,444,600

See Accompanying Notes to Consolidated Financial Statements

GAMEZNFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Revenues	$ 380,266	$ 954,002
Cost of revenues	172,799	485,723
Gross profit	207,467	468,279

Operating expenses
Advertising	17,409	581,626
Consulting and professional fees	12,390	154,824
Depreciation and amortization	47,670	1,107,794
Selling, general and administrative	342,197	1,360,378
Total operating expenses	419,665	3,204,977

Loss from operations	(212,198)	(2,736,343)

Other income (expense)
Interest expense	(4,983)	(1,291)
Interest income	4,250	14,037
Other income (expense)	--	(4,929)
Total other income (expense)	(733)	7,817

Loss before provision for income taxes	(212,931)	(2,728,526)

Provision for income taxes	--	--

Net loss	$ (212,931)	$ (2,728,526)

Loss per common share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average common shares outstanding -
basic and diluted	411,970,250	5,787,264 (1)

(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

See Accompanying Notes to Consolidated Financial Statements

GAMEZNFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (212,931)	$ (2,728,526)
Adjustments to reconcile net loss to net
cash used in operating activities:
Debt discount amortization related to convertible debenture	4,983	4,929
Depreciation and amortization	65,334	1,107,794
Changes in operating assets and liabilities:
Change in accounts receivable	48	88,276
Change in prepaid expenses	(27,300)	(984)
Change in other assets	17,013	46,975
Change in accounts payable and accrued expenses	37,416	1,035,367
Net cash used in operating activities	(115,437)	(446,169)

Cash flows from investing activities:
Purchase of DVD’s & games libraries	(13,708)	(749,478)
Purchase of film library	--	(62,000)
Purchase of fixed assets	--	(35,136)
Net cash used in investing activities	(13,708)	(846,614)

Cash flows from financing activities:
Payments on notes payable	10,047	--
Proceeds from advances from Golden Gate Investors, Inc.	50,688	60,000
Proceeds from stock issuances	54,000	1,146,829
Net cash provided by investing activities	114,735	1,206,829

Net change in cash and cash equivalents	(14,410)	(85,954)

Cash, beginning of period	24,976	342,634

Cash, end of period	$ 10,566	$ 256,680

See Accompanying Notes to Consolidated Financial Statements

GAMEZNFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc. (“Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2007.

The interim financial statements present the balance sheet, statements of operations, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2008, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

The Company provides online digital video disk (“DVD”) movie and video game rentals to subscribers through its Internet website www.gameznflix.com. Aside from having a comprehensive movie library of titles, the Company also provides subscribers with access to a comprehensive games library of Xbox, Playstation 2, Playstation, and Nintendo Gamecube titles. Subscribers of the Company are located within the United States of America. The Company maintains its headquarters in Franklin, Kentucky.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

DVD’s and Video Games Libraries – DVD’s and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD’s and video games libraries sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD’s and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

Because of the nature of the business, the Company experiences a certain amount of loss, damage, or theft of its DVD’s and video games. This loss is shown in the cost of sales section of the accompanying consolidated statement of operations. Any accumulated depreciation associated with this item is accounted for on a first-in-first-out basis and treated as a reduction to depreciation expense in the month the loss is recognized.

Inventory – Inventory consists of DVD and video game products for sale. All inventory items are stated at the lower of cost (first-in, first-out) or market value.

Revenue Recognition and Cost of Revenue – Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD’s and video games are recorded upon shipment.

Cost of subscription revenues consists of referral expenses, fulfillment expenses, and postage and packaging expenses related to DVD’s and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD’s subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD’s sold and, where applicable, a contractually specified percentage of the sales value for the DVD’s that are subject to revenue share agreements.

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

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company’s financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(b)       On February 15, 2008, an action was filed in the United States District Court, District of Kentucky (Bowling Green Division), entitled Peppe v. GameZnFlix Inc. et al. In this action, a past employee of the Company claims damages of approximately $265,000.00 in connection with an employment agreement with the Company. On March 11, 2008, the Company filed an answer and counter claim in this action for breach of the employment agreement. This matter has reached a settlement whereby the Company has agreed with Mr. Peppe for a cash settlement of $2,300.00 and is pending final filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company, through its website www.gameznflix.com and www.gnfgames.com, is an online video game and DVD movie rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of video game and DVD titles. The Company offers subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. The Company’s more popular $16.99 per month subscription plan allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees, or shipping charges. Subscribers select titles at the Company’s website which are then sent via U.S mail with a prepaid return mailer. The Company offers a high level of customer service, quality DVD and video game titles, and superior product availability.

In March 2004, the Company launched its website, www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among our target consumers and generate traffic to the website.

In May 2007, the Company joined Mid-Night Gaming, a McDonald’s restaurant cross-country tour visiting 10 cities in a motor coach “wrapped” in GameZnFlix advertisements (mobile advertising). At each chosen McDonald’s location the group of sponsors (Nintendo, Coke Cola, 1UP, Best Buy, 2K Sports, IPlay and Spike) of the Mid-Night Gaming completion setup and allowed the public experience video gaming.

The Company anticipates running a similar marketing campaign in 2008 and will strive to secure affiliate partnerships for cross advertisements of each other's products/services.

During the first quarter of 2007, the Company retained Moroch, an advertising and marketing firm, to perform data collection, focus groups and market analysis of the current console video game and DVD rental market as well as the Company's position within that market. The results of this study confirmed management’s position that the Company has evolved into a gamer-driven source for console video games and DVD rentals. The report included a number of strategies to better position the Company within its target market, as well as ways to better serve and communicate with existing members.

The Company has taken the strategies and applied them to business model. This included a complete redesign of the website, development of new United States Postal Service (“USPS”) mailer and marketing plan.

For the Company to see an increase growth will require it to make more significant capital investment in library content. Management continues to seek investment opportunities with the financial communities to meet this need. The Company’s current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to properly anticipate the timing of additional investment in library content, distribution infrastructure, and technology.

During the fourth quarter of 2007, the Company re-designed its distribution network so that now makes use of seven USPS centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment.        During the fourth quarter of 2007, this system underwent testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this re-design have allowed the Company to reduce its employees by 31, and to operate with 12 employees and reduce related warehouse expenses.

The Company has evaluated and continues to evaluate its operations and operational needs. During 2005, it was able to negotiate a new mailer envelope with the USPS that reduced overall postage cost and decreased the delivery turnaround time from seven to two days.

During the last quarter of 2007, the Company’s membership continued a steadily decrease and has become stable as the end of the first quarter 2008. Management recognizes that although growth did happen as it had in the previous quarter; this was primarily result of not being to purchase new inventory at the levels demanded by its members.

Results of Operations.

(a)	Revenues.

The Company had gross revenues of $380,226 for the three months ended March 31, 2008 compared to $954,002 for the three months ended March 31, 2007, a decrease of $573,736 or approximately 60%. Gross revenues decreased significantly during the during the quarter ended March 31, 2008 compared to the prior period primarily due to a smaller subscriber base compared to same period in 2007 by a monthly subscriber base average of 9,800 compared to 23,000 in the prior quarter fueled by economic conditions and the Company’s slower inventory purchasing

As of the end of March 31, 2008, the Company had approximately 9,800 total subscribers. The Company continues to focus on growing our subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 30% for the quarter ended March 31, 2008 as compared with the prior period of approximately 30%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, and then divided by the number of months in the period. Customer cancellations during the quarter ended March 31, 2007 includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)	Cost of Revenues.

The Company had cost of revenues of $172,799 for the three months ended March 31, 2008 compared to $485,723 for the three months ended March 31, 2007, a decrease of $312,924 or approximately 64%. Cost of revenues decreased as a percentage to gross revenues during 2008 compared to 2007 primarily due to the company not purchasing new inventory.

(c)	Advertising.

The Company had advertising expenses of $17,409 for the three months ended March 31, 2008 compared to $581,626 for the three months ended March 31, 2007, a decrease of $564,217 or approximately 3,341%. Such advertising consisted of a decrease in direct marketing through print, radio and online Internet advertising.

(d)	Selling, General and Administrative Expenses.

The Company had selling, general and administrative expenses of $342,197 for the three months ended March 31, 2008 compared to $1,360,378 for the three months ended March 31, 2007, a decrease of $1,018,181 or approximately 75%. The decrease in selling, general and administrative expenses was principally due to the company downsizing compared to the same period in 2007

(e)	Consulting Fees.

The Company had consulting fees of approximately $12,390 for the three months ended March 31, 2008 compared to $154,824 for the three months ended March 31, 2007, a decrease of $142,434 or approximately 92%. Decrease in consulting fees during the quarter ended March 31, 2008 compared to the prior period was primarily a result of decreased need of business consultants which was widely utilized during 2007 to aid in developing a more effective marketing program and continued development of the business. The Company does not anticipate needing the same level of consulting fees related to development of the business and believes such related expenses will decrease further in 2008.

(f)	Net Loss.

The Company had a net loss of $212,931 for the three months ended March 31, 2008 compared to a net loss of $2,728,526 for the three months ended March 31, 2007, a decrease of $2,515,595 or approximately 92%. The decreases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2008.

Factors That May Affect Operating Results.

          The Company’s operating results can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect its operating results include:

•	market acceptance of and changes in demand for services;

•

a small number of customers account for, and may in future periods account for, substantial portions of our revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new services by us or by our competitors;

•	price competition;

•	the ability to upgrade and develop systems and infrastructure to accommodate growth;

•	the ability to introduce and market services in accordance with market demand;

•	changes in governmental regulation; and

•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

          The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand our relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its customer base. If the Company is not successful in promoting our services and expanding our customer base, this may have a material adverse effect on our financial condition and our ability to continue to operate our business.           The Company is also subject to the following specific factors that may affect its operations:

(a)      The Company’s Ability to Attract and Retain Subscribers Will Affect the Business.     The Company must continue to attract and retain subscribers. To succeed, the Company must continue to attract subscribers who have traditionally used video and game retailers, video and game rental outlets, cable channels, such as HBO and Showtime and pay-per-view. The Company’s ability to attract and retain subscribers will depend in part on its ability to consistently provide subscribers a high quality experience for selecting, viewing or playing, receiving and returning titles. If consumers do not perceive the service offering to be of quality, or if the Company introduces new services that are not favorably received by them, the Company may not be able to attract or retain subscribers. If the efforts to satisfy the Company’s existing subscribers are not successful, it may not be able to attract new subscribers, and as a result, revenues will be affected adversely.

The Company must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to the service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. The Company must continually add new subscribers both to replace subscribers who cancel and to grow the business beyond the current subscriber base. If too many subscribers cancel the service, or if the Company is unable to attract new subscribers in numbers sufficient to grow the business, operating results will be adversely affected. Further, if excessive numbers of subscribers cancel the service, we may be required to incur significantly higher marketing expenditures than currently anticipated to replace these subscribers with new subscribers. Subscribers to the service can view as many titles and/or play as many games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company’s use of nine shipping centers and the associated software and procedural upgrades, the Company has reduced the transit time of DVD’s and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company establishes additional planned shipping centers and further refines its distribution process, the Company may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

Subscriber demand for titles may increase for a variety of other reasons beyond the Company’s control, including promotion by studios and seasonal variations in movie watching. Subscriber growth and retention may be affected adversely if the Company attempts to increase monthly subscription fees to offset any increased costs of acquiring or delivering titles and games.

The “GameZnFlix” brand is young, and the Company must continue to build strong brand identity. To succeed, the Company must continue to attract and retain a number of owners of DVD’s and video game players who have traditionally relied on store-based rental outlets and persuade them to subscribe to the Company’s service through its website. The Company may be required to incur significantly higher advertising and promotional expenditures than currently anticipated to attract numbers of new subscribers. The Company believes that the importance of brand loyalty will increase with a proliferation of DVD and game subscription services and other means of distributing titles. If the Company’s efforts to promote and maintain its brand are not successful, operating results and ability to attract and retain subscribers will be affected adversely.

(b)       The Company’s Inability to Use Current Marketing Channels May Affect Its Ability to Attract New Subscribers.

       The Company may not be able to continue to support the marketing of its services by current means if such activities are no longer available or are adverse to the business. In addition, the Company may be foreclosed from certain channels due to competitive reasons. If companies that currently promote the Company’s services decide to enter this line of business or a similar business, the Company may no longer be given access to such channels. If the available marketing channels are curtailed, the Company’s ability to attract new subscribers may be affected adversely.

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

(d)               Mix of Acquisition Sources May Affect Subscriber Levels.     The Company utilizes a mix of incentive-based and fixed-cost marketing programs to promote the service to potential new subscribers. The Company obtains a portion of its new subscribers through online marketing efforts, including third party banner ads, direct links and an active affiliate program. While the Company opportunistically adjusts its mix of incentive-based and fixed-cost marketing programs, the Company attempts to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, the Company has been able to manage acquisition cost per subscriber; however, if the Company is unable to maintain or replace sources of subscribers with similarly effective sources, or if the cost of existing sources increases, subscriber levels may be affected adversely and the cost of marketing may increase. (e)Competition May Affect the Business. The market for on-line rental of DVD’s and games is competitive and the Company expects competition to continue to increase. In addition, the companies with whom the Company has relationships could develop products or services, which compete with its services. Also, some competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, and greater brand recognition than the Company does. The Company also expects to face additional competition as other established and emerging companies enter the market for on-line rentals. To be competitive, the Company believes that it must, among other things, invest resources in developing new products, improving current services and maintaining customer satisfaction. Such investment will increase expenses and may affect profitability. In addition, if the Company fails to make this investment, it may not be able to compete successfully with its competitors, which may have a material adverse effect on revenue and future profitability.

(f)        Any Significant Disruption in Service on the Company’s Website Could Result in a Loss of Subscribers.

Subscribers and potential subscribers access the Company’s service through its website, where the title selection process is integrated with the delivery processing systems and software. The Company’s reputation and ability to attract, retain and serve subscribers is dependent upon the reliable performance of the website, network infrastructure and fulfilment processes. Interruptions in these systems could make the website unavailable and hinder the Company’s ability to fulfil selections. Service interruptions or the unavailability of the website could diminish the overall attractiveness of the subscription service to existing and potential subscribers.

The Company’s servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, our data from these attacks; this includes several layers of security in place for our protection and that of members’ data. The Company also has procedures in place to ensure that the latest security patches and software are running on our servers - thus maintaining another level of security.

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

(g) Potential Delivery Issues Could Result in a Loss of Subscribers.   The Company relies exclusively on the USPS to deliver DVD’s and games from the shipping centers and to return DVD’s and games from subscribers. The Company is subject to risks associated with using the public mail system to meet shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. The Company’s DVD’s and games are also subject to risks of breakage during delivery and handling by the USPS. The risk of breakage is also impacted by the materials and methods used to replicate DVD’s and games. If the entities replicating DVD’s and games use materials and methods more likely to break during delivery and handling or the Company fails to timely deliver DVD’s and games to subscribers, subscribers could become dissatisfied and cancel the service, which could adversely affect operating results. In addition, increased breakage rates for DVD’s and games will increase the cost of acquiring titles. (h)There May be a Change in Government Regulation of the Internet or Consumer

Attitudes Toward Use of the Internet.

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

(i)        Any Required Expenditures as a Result of Indemnification Will Result in Increased Costs.

          The Company’s bylaws include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of the Company’s directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(j)       The Inability to Issue Shares Upon Conversion of Debentures Would Require the Company to Pay Penalties to Golden Gate.

       If the Company is unable to issue common stock, or fails to timely deliver common stock on a delivery date, the Company would be required to:

•

pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

•	at the election of Golden Gate, the Company must pay Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon.

•

if ten days after the date the Company is required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a “Buy-In”), then the Company is required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

       In the event that the Company is required to pay penalties to Golden Gate or redeem the convertible debentures held by Golden Gate, it may be required to curtail or cease operations.

(k)	Repayment of Debentures, If Required, Would Deplete Available Capital.

The convertible debenture issued to Golden Gate is due and payable, with 4¾% interest, three years from the date of issuance, unless sooner converted into shares of common stock. In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures. The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of common stock, in accordance with the terms of the debenture. If the Company were required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debentures when required, the debenture holder could commence legal action against it and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Operating Activities.

The net cash used in operating activities was $86,438 for the three months ended March 31, 2008 compared to $446,169 for the three months ended March 31, 2007, a decrease of $359,731 or approximately 81%. This change is attributed to many changes from period to period, including the reduction in depreciation and amortization and a reduction in the accounts payable and accrued expenses.

Investing Activities.

Net cash used in investing activities was $13,708 for the three months ended March 31, 2007 compared to $846,614 for the three months ended March 31, 2006, a decrease of $832,906 or approximately 98%. This decrease resulted primarily from reduced purchases of DVD’s, games, and films.

Liquidity and Capital Resources.

As of March 31, 2008, the Company had total current assets of $285,580 and total current liabilities of $3,380,013, resulting in a working capital surplus of $3,094,433. The Company’s cash balance as of March 31, 2008 totaled $10,566. Overall, cash and cash equivalents for the three months ended March 31, 2008 decreased by $14,411.

As of December 31, 2007, the Company had total current assets of $297,252 and total current liabilities of $3,105,723 resulting in a working capital deficit of $2,808,471. The cash balance as of December 31, 2007 totaled $24,976. Overall, cash and cash equivalents for the year ended December 31, 2007 decreased by $317,658.

Net cash provided by financing activities was $85,735 for the three months ended March 31, 2008 compared to $1,206,829 for the three months ended March 31, 2007, a decrease of $1,121,094 or approximately 93%. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company’s continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

In connection with this need for funding, the Company entered into a financing arrangement with Golden Gate: A Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 shares of common stock. The shared underlying these securities were registered under a Form SB-2 registration statement filed in January 2005.

The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of March 31, 2008, a total of 45,639 (post reverse split) shares have been issued related to the warrant providing the Company approximately $7,884,820.

The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of March 31, 2008, a total of 49,391 (post reverse split) shares have been issued related to this new warrant, providing the Company approximately $7,100,000.

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

          If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

          To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether cash assets prove to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Inflation.

The impact of inflation on costs and the ability to pass on cost increases to the Company’s customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements.

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding

Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition; and (d) impairment of long-lived assets. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(b)	DVD’s and Video Games Libraries.

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

          Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD’s and video games are recorded upon shipment.

Cost of subscription revenues consists of fulfillment expenses, and postage and packaging expenses related to DVD’s and video games provided to paying subscribers. Revenue sharing expenses are recorded as DVD’s subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVD’s sold and, where applicable, a contractually specified percentage of the sales value for the DVD’s that are subject to revenue sharing agreements.

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

Forward Looking Statements.

          Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

          Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as the risks set forth above under “Factors That May Affect Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure. Inherent Limitations of Control Systems.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments in the legal proceedings as previously disclosed in response to Item 3 of Part I of the Company’s latest Form 10-K, except as follows:

With regard to the matter entitled Peppe v. GameZnFlix Inc. et al., the parties have reached a settlement whereby the Company has agreed with Mr. Peppe for a cash settlement of $2,300.00 and is pending final filing.

ITEM 1A. RISK FACTORS.

          There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

          There were no unregistered sales of the Company’s equity securities during the three months ended on March 31, 2008. There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2008. ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

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

GameZnFlix, Inc.

Dated: May 20, 2008	By: /s/ John Fleming
John Fleming,

Chief Executive Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

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

10.9	Consulting Services Agreement between the Company and De Joya & Company, Inc., dated August 1, 2006 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 16, 2007).

10.10	Consulting Services Agreement between the Company and De Joya & Company, Inc., dated August 1, 2007 (filed herewith).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

16.6	Letter on Change in Certifying Accountant, dated January 2, 2006 (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23	Consent of Child, Van Wagoner & Bradshaw, PLLC (incorporated by reference to Exhibit 23 of the Form 10-K filed on April 15, 2008)

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).