Form 10-Q
period 2008-06-30
GAMEZNFLIX INC
filed 2008-08-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2008

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

     As of June 30, 2008, the Company had 1,116,721,500 shares of common stock issued and outstanding.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008
                  (UNAUDITED) AND DECEMBER 31, 2007                         4

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (UNAUDITED) FOR THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 2008 AND JUNE 30, 2007                     6

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (UNAUDITED) FOR THE SIX MONTHS ENDED
                  JUNE 30, 2008 AND JUNE 30, 2007                           7

                  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS      8

         ITEM 2.  MANAGEMIENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                         24

         ITEM 4.  CONTROLS AND PROCEDURES                                  24

         ITEM 4(T).  CONTROLS AND PROCEDURES                               24

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        25

         ITEM 1A. RISK FACTORS                                             25

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      26

         ITEM 5.  OTHER INFORMATION                                        26

         ITEM 6.  EXHIBITS                                                 26

SIGNATURES                                                                 26

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    GAMEZNFLIX, INC.
                              CONSOLIDATED BALANCE SHEETS



<CAPTION
                                                         June 30, 2008          December 31, 2007
                                                          (Unaudited)
                                           ASSETS
Current assets
Cash                                                     $    28,918            $    24,976
Accounts receivable                                           76,956                 77,235
Inventory                                                     23,028                 23,028
Prepaid expenses                                              19,800                 15,000
Other assets                                                 143,084                157,013

Total current assets                                         291,786                297,252

DVD and video games libraries, net of accumulated
  amortization of $7,362,546 for both periods                295,069                281,361
Fixed assets, net of accumulated depreciation of
  $500,416 and $405,875, respectively                        473,862                548,806
Film library, net of accumulated amortization of
  $357,820 and $259,219, respectively                      1,220,769              1,313,531
Other assets                                                   3,650                  3,650

Total assets                                            $  2,285,136           $  2,444,600

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses                   $  1,822,330           $  1,778,092
Bank overdraft                                                 7,618                 49,203
Deferred revenue                                               2,123                 30,227
Current portion of long-term notes payable                   205,061                535,552
Customer deposits                                                 --
Notes payable - related party                                  3,501                 16,351
Notes payable                                                242,443                175,000
Advance from Golden Gate Investors, Inc.                     603,475                521,298

Total current liabilities                                  2,886,551              3,105,723

Notes payable, less current portion of $205,061              430,988                100,497
Convertible debenture, net of unamortized debt
  discounts of $66,758 and $76,725, respectively              80,627                 70,660

Total liabilities                                          3,398,166              3,276,880

Stockholders' deficit
Common stock; $0.001 par value; 5,000,000,000  shares
authorized, 1,116,721,500 and 185,848,250 issued and
outstanding, respectively                                  1,116,722                185,848
Additional paid-in capital                                42,237,091             43,091,665
Stock subscriptions receivable                                    --                (25,000)
Prepaid fees paid with common stock                           (7,500)                    --
Accumulated deficit                                      (44,459,343)           (44,084,793)

Total stockholders' deficit                               (1,113,030)              (832,280)

Total liabilities and stockholders' deficit                2,285,136              2,444,600


See Accompanying Notes to Consolidated Financial Statements

                                     GAMEZNFLIX, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                         For the Three Months Ended        For the Six Months Ended
                                                 June 30                          June 30
                                         2008               2007           2008              2007
Revenues                                 $   305,797        $   887,181    $   686,063       $  1,841,184
Cost of revenues                             115,704          2,054,828        288,503          3,557,987
Gross profit                                 190,093         (1,167,647)       397,560         (1,716,803)

Operating expenses
Advertising                                   43,696            515,845         61,105          1,097,471
Consulting and professional fees              16,897            170,817         29,287            325,642
Depreciation and amortization                 46,871             85,752         94,541            176,109
Selling, general and administrative          235,182          1,676,910        577,378          3,037,289

Total operating expenses                     342,646          2,449,324        762,311          4,636,511

Loss from operations                        (152,553)        (3,616,971)      (364,751)        (6,353,314)

Other income (expense)
Interest expense                              (9,066)           (12,394)       (14,049)           (13,685)
Interest income                                   --              4,929          4,250                 --
Other income                                      --              2,758             --             16,795

Total other income (expense)                  (9,066)            (4,707)        (9,799)             3,110

Loss before provision for income taxes      (161,619)        (3,621,678)      (374,550)        (6,350,204)

Provision for income taxes                        --                 --             --                 --

Net loss                                    (161,619)        (3,621,678)      (374,550)        (6,350,204)

Loss per common share - basic and diluted      (0.00)             (0.52)         (0.00)             (0.97)

Weighted average common shares
outstanding - basic and diluted           834,164,833         6,947,726 (1) 626,174,420        6,534,342(1)


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

                  See Accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                               For the Six Months Ended June 30,
                                                                    2008                 2007
Cash flows from operating activities:
Net loss                                                           $  (374,550)         $(6,350,204)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Stock-based compensation                                                 8,400              110,000
Debt discount amortization related to convertible debenture              9,967                9,912

Depreciation and amortization                                          193,081            2,239,935
Bad debt expense                                                            --              520,000
Changes in operating assets and liabilities:
Change in accounts receivable                                              279               90,780
Change in inventory                                                         --                4,800
Change in prepaid expenses                                             (12,300)             406,928
Change in other assets                                                  13,930              161,535
Change in accounts payable and accrued expenses                         (4,965)           1,691,921
Change in deferred revenue                                             (28,104)             (59,556)

Net cash used in operating activities                                 (194,262)          (1,173,949)

Cash flows from investing activities:
Purchase of DVD & games libraries                                      (13,708)          (1,135,021)
Purchase of film library                                                (5,778)             (98,114)
Purchase of fixed assets                                               (19,597)             (42,113)

Net cash used in investing activities                                  (39,083)          (1,275,248)

Cash flows from financing activities:
Proceeds on notes payable                                               62,210                   --
Proceeds from advances from Golden Gate Investors, Inc.                 82,177              665,208
Proceeds from convertible debenture                                         --               60,000
Proceeds from stock issuances                                           92,900            1,438,987

Net cash provided by investing activities                              237,287            2,164,195

Net change in cash and cash equivalents                                  3,942             (285,002)

Cash, beginning of period                                               24,976              342,634

Cash, end of period                                                     28,918               57,632


            See Accompanying Notes to Consolidated Financial Statements


                                       GAMEZNFLIX, INC.
                                       NOTES TO UNAUDITED
                                CONSOLIDATED FINANCIAL STATEMENTS
                                           (Unaudited)

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

The interim financial statements present the balance sheets, statements of operations, and statements of cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three and six months then ended. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

DVD and Video Games Libraries - DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period. The Company has no immediate plans to have any part of its DVD and video games libraries sold and accordingly no salvage value is provided. However if the Company does sell any of its DVD and video games libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as follows:

     (a) On February 8, 2008, an action was filed in the United States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. The Company has settled this matter for the sum of $350,000. Payment is to be made no later than October 22, 2008.

     (b) On February 15, 2008, an action was filed in the United States District Court, District of Kentucky (Bowling Green
Division), entitled Peppe v. GameZnFlix Inc. et al. In this action, a past employee of the Company claims damages of approximately
$265,000 in connection with an employment agreement with the Company. This matter has been resolved with a confidential settlement agreement.

4.  STOCK TRANSACTIONS

During the six months ended June 30, 2008, 287,600,000 stock options were exercised at an average strike price of $0.00024 per share for total consideration of $67,900. Accordingly, 287,600,000 shares of the company's common stock were issued in accordance with this option agreement.

During the six months ended June 30, 2008, 290,847,000 shares were issued for services rendered. These shares were valued at $34,105 ($0.0001 per share).

During the six months ended June 30, 2008, the Company issued 533,000,000 shares in conjunction with the convertible debenture being converted to equity and the related warrant purchase. 532,897,101 shares were issued for the conversion of debt of $1,029 and 102,899 shares were issued for the warrants exercised at a price of $1.09 per share or $112,160, which was offset against the advanced funds received from the warrant holder.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company, through its websites, www.gameznflix.com and www.gnfgames.com, is an online video game and DVD movie rental business dedicated to providing subscribers a quality rental experience. The Company offers subscribers a reliable, web-based alternative to traditional store-based DVD and video game rentals on a national scale with an extensive library of video game and DVD titles. The Company offers subscribers several different subscription plans ranging from $8.99 per month to $16.99 per month. The Company's more popular $16.99 per month subscription plan allows subscribers to have up to three DVD and video game titles out at the same time with no due dates, late fees, or shipping charges. Subscribers select titles at the Company's websites, which are then sent via U.S mail with a prepaid return mailer. The Company offers a high level of customer service, quality DVD and video game titles, and superior product availability.

     In June 2004, the Company launched its website, www.gameznflix.com, and became fully operational in September 2004. In conjunction with the website, the Company runs ad campaigns designed to create awareness among our target consumers and generate traffic to the website.

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On March 23, 2006, the Company entered into a definitive co-marketing agreement with Circuit City that specified a scheduled rollout of services to all the Circuit City. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers added during the six months ended June 30, 2006, the Company believes that its relationship with Circuit City brought more prominence and recognition to the Company. The current agreement with Circuit City ended in June 2007.

     In August 2007, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. The agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families.

     During the fall of 2007, the Company further expanded its work with AAFES by developing an in store prepaid membership card. This program has been launched in late June 2007 with shipment of the cards to the "AAFES" central warehouse for their delivery to its military base locations.

     The Company will continue to seek similar partnerships with nationally known companies or agencies to further brand the company name.

     In May 2007, the Company joined Mid-Night Gaming, a McDonald's restaurant cross-country tour visiting 10 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). At each chosen McDonald's location the group of sponsors (Nintendo, Coke Cola, 1UP, Best Buy, 2K Sports, IPlay and Spike) of the Mid-Night Gaming competition setup and allowed the public experience video gaming.

     The Company anticipates running a similar marketing campaign in 2008 and will strive to secure affiliate partnerships for cross advertisements of each other's products/services.

     During the first six months of 2007, the Company retained Moroch, an advertising and marketing firm, to perform data collection, focus groups and market analysis of the current console video game and DVD rental market as well as the Company's position within that market. The results of this study confirmed management's position that the Company has evolved into a gamer-driven source for console video games and DVD rentals. The report included a number of strategies to better position the Company within its target market, as well as ways to better serve and communicate with existing members.

     For the Company to see an increase growth, this will require it to make more significant capital investment in library content. Management continues to seek investment opportunities with the financial community to meet this need. The Company's current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to properly anticipate the timing of additional investment in library content, distribution infrastructure, and technology.

     During the first six months of 2008, the Company has continued using its re-designed distribution network so that now makes use of seven United States Postal Service ("USPS") centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment. During this period, this system under went testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this redesign have allowed the Company to reduce its employees to 4 employees and reduce related warehouse expenses.

     During the first six months of 2008, the Company's membership continued a steady decrease and has become stable as of the end of this period. Management recognizes that although growth did not happen, this was primarily the result of not being able to purchase new inventory at the levels demanded by its members.

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $305,797 and $686,063 for the three and six months ended June 30, 2008 compared to $887,181 and $1,841,184 for the three and six months ended June 30, 2007, a decrease of $581,384 and $1,155,121 or approximately 66% and 63%, respectively. Gross revenues decreased significantly during the three and six months ended June 30, 2008 compared to the prior periods primarily due to a smaller subscriber base compared to the same period in 2007 by a monthly subscriber base average of 9,800 compared to 23,000 in the prior six months period fueled by economic conditions and the Company's slower inventory purchasing.

     As of June 30, 2008, the Company had approximately 6,300 total subscribers. The Company continues to focus on growing its subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 29% for the six months ended June 30, 2008 as compared with the prior period of approximately 16%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, and then divided by the number of months in the period. Customer cancellations during the six months ended June 30, 2007, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     The Company had cost of revenues of $115,704 and $288,503 for the three and six months ended June 30, 2008 compared to $2,054,828 and $3,557,987 for the three and six months ended June 30, 2007, a decrease of $1,939,124 and $3,269,484 or approximately 94% and 92%, respectively. Cost of revenues decreased as a percentage to gross revenues during 2008 compared to 2007 primarily due to the Company purchasing new inventory in a controlled fashion to match the membership and the bulk of the inventory had been fully depreciated.

(c)  Advertising.

     The Company had advertising expenses of $$43,696 and $61,105 for the three and six months ended June 30, 2008 compared to $515,845 and $1,097,471 for the three and six months ended June 30, 2007, a decrease of $472,149 and $1,036,366 or approximately 92% and 94%, respectively. Such advertising consisted of a decrease in direct marketing through print, radio and online Internet advertising.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $235,182 and $577,378 for the three and six months ended June 30, 2008 compared to $1,676,910 and $3,037,289 for the three and six months ended June 30, 2007, a decrease of $1,441,728 and $2,459,912 or approximately 86% and 81%, respectively. The decrease in selling, general and administrative expenses was principally due to the company downsizing compared to the same period in 2007

(e)  Consulting and Professional Fees.

     The Company had consulting and professional fees of $16,897 and $29,287 for the three and six months ended June 30, 2008 compared to $170,817 and $325,642 for the three and six months ended June 30, 2007, a decrease of $153,920 and $304,775 or approximately 90% and 94%, respectively. Decrease in consulting and professional fees during the six months ended June 30, 2008 compared to the prior period was primarily a result of decreased need of business consultants that was widely utilized during 2007. The professional fees for the six months ended June 30, 2008 are for securities and legal fees. Currently there are no outside consultants under agreement with the Company.

(f)  Net Loss.

     The Company had a net loss of $161,619 and $374,550 for the three and six months ended June 30, 2008 compared to $3,621,678 and $6,350,204 for the three and six months ended June 30, 2007, a decrease of $3,460,059 and $5,984,055 or approximately 96% and 94%, respectively. The decreases in net loss are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2008.

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

     Subscribers to the service can view as many titles and/or play as many games as they want every month and, depending on the service plan, may have out between three and six titles at a time. With the Company's use of seven shipping centers and the associated software and procedural upgrades, the Company has reduced the transit time of DVD's and games. As a result, subscribers have been able to exchange more titles each month, which has increased operating costs. As the Company establishes additional planned shipping centers and further refines its distribution process, the Company may see a continued increase in usage by subscribers. If subscriber retention does not increase or operating margins do not improve to an extent necessary to offset the effect of increased operating costs, operating results will be adversely affected.

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

     The Company's servers utilize a number of techniques to track, deter and thwart attacks from computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in the service and operations as well as loss, misuse or theft of data. The Company currently uses both hardware and software to secure its systems, network and, most importantly, our data from these attacks; this includes several layers of security in place for our protection and that of members' data. The Company also has procedures in place to ensure that the latest security patches and software are running on our servers, thus maintaining another level of security.

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

Operating Activities.

     The net cash used in operating activities was $194,262 for the six months ended June 30, 2008 compared to $1,173,949 for the six months ended June 30, 2007, a decrease of $979,687 or approximately 83%. This change is attributed to many changes from period to period, including the reduction in general operating expenses and a reduction in accounts receivable payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities was $39,083 for the six months ended June 30, 2008 compared to $1,275,248 for the six months ended June 30, 2007, a decrease of $1,236,165 or approximately 97%. This decrease resulted primarily from reduced purchases of DVD's, games, and films.

Liquidity and Capital Resources.

     As of June 30, 2008, the Company had total current assets of $291,786 and total current liabilities of $2,886,551, resulting in a working capital deficit of $2,594,765. The Company's cash balance as of June 30, 2008 totaled $28,918. Overall, cash and cash equivalents for the six months ended June 30, 2008 increased by $3,942.

     As of December 31, 2007, the Company had total current assets of $297,252 and total current liabilities of $3,105,723 resulting in a working capital deficit of $2,808,471. The cash balance as of December 31, 2007 totaled $24,976. Overall, cash and cash equivalents for the year ended December 31, 2007 decreased by $317,658.

     Net cash provided by financing activities was $237,287 for the six months ended June 30, 2008 compared to $2,164,195 for the six months ended June 30, 2007, a decrease of $1,926,908 or approximately 89%. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

     In connection with this need for funding, the Company entered into a financing arrangement with Golden Gate: A Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 shares of common stock. The shares underlying these securities were registered under a Form SB-2 registration statement filed in January 2005.

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of June 30, 2008, a total of 45,639 (post reverse split) shares have been issued related to the warrant providing the Company approximately $7,884,820.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of June 30, 2008, a total of 105,881 (post reverse split) shares have been issued related to this new warrant, providing the Company approximately $7,100,000.

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

(b)  DVD's and Video Games Libraries.

     As of June 30, 2008, the Company has invested approximately $6,789,000 in its DVD and video game libraries resulting in approximately 50,000 DVD and video game titles available for rental. The Company acquires DVD and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video games libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is its intention to not sell the libraries. In the event that the Company does sell a portion of its libraries as a result of slow moving title rentals, it will re-evaluate the policy of depreciation in relation to the salvage value.

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

Forward Looking Statements.

     Information in this Form 10-Q contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words "expects,"
"anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in the legal proceedings as previously disclosed in response to Item 3 of Part I of the Company's latest Form 10-K, except as follows:

     (a)  On February 8, 2008, an action was filed in the United
States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. The Company has settled this matter for the sum of $350,000. Payment is to be made no later than October 22, 2008.

     (b) On February 15, 2008, an action was filed in the United States District Court, District of Kentucky (Bowling Green Division), entitled Peppe v. GameZnFlix Inc. et al. In this action, a past employee of the Company claims damages of approximately
$265,000 in connection with an employment agreement with the Company. This matter has been resolved with a confidential settlement agreement.

ITEM 1A.  RISK FACTORS.

     There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company's latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2008. There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended June 30, 2008.

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

                                       GameZnFlix, Inc.



Dated: August 12, 2008                 By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

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

4.5     Redeemable Common Stock Purchase Warrant issued to
        Diversified Leasing Inc., dated May 1, 2000 (incorporated by reference to Exhibit 4.3 of the Form SB-2/A filed on June 27, 2000)

4.6 Redeemable Common Stock Purchase Warrant issued to John P. Kelly, dated August 14, 2000 (incorporated by reference to Exhibit 4.4 of the Form SB-2 POS filed on August 28, 2000)

4.7     Redeemable Common Stock Purchase Warrant for
        Frank N. Jenkins, dated August 14, 2000 (incorporated by reference to Exhibit 4.5 of the Form SB-2 POS filed on August 28, 2000).

4.8     Redeemable Common Stock Purchase Warrant for
        Ronald Jenkins, dated August 14, 2000 (incorporated by reference to Exhibit 4.6 of the Form SB-2 POS filed on August 28, 2000)

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

4.15 Stock Incentive Plan, dated April 25, 2003 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on May 12, 2003).

4.16 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated August 17, 2003 (incorporated by reference to Exhibit 4 of the Form S-
         8 POS filed on September 3, 2003).

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