Form 10-Q
period 2008-09-30
GAMEZNFLIX INC
filed 2008-11-24
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2008

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

     As of September 30, 2008, the Company had 1,794,795,250 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE


         ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2008
                  (UNAUDITED) AND DECEMBER 31, 2007                      4

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (UNAUDITED) FOR THE THREE AND NINE MONTHS
                   ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007       6

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (UNAUDITED) FOR THE NINE MONTHS ENDED
                   SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007             7

                   NOTES TO UNAUDITED CONSOLIDATED
                   FINANCIAL STATEMENTS                                  8

          ITEM 2.  MANAGEMIENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS                                           10

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                     23

          ITEM 4.  CONTROLS AND PROCEDURES                              23

          ITEM 4(T).  CONTROLS AND PROCEDURES                           23

PART II - OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                    24

          ITEM 1A. RISK FACTORS                                         24

          ITEM 2.  UNREGISTERED SALES OF EQUITY
                   SECURITIES AND USE OF PROCEEDS                       24

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      24

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS                                  25

          ITEM 5.  OTHER INFORMATION                                    25

          ITEM 6.  EXHIBITS                                             25

SIGNATURES                                                              25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               GAMEZNFLIX, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                  September 30, 2008          December 31, 2007
                                                      (Unaudited)

                                             ASSETS
Current assets
  Cash                                                $   33,928                  $   24,976
  Accounts receivable                                     76,956                      77,235
  Inventory                                               23,028                      23,028
  Prepaid expenses                                         5,000                      15,000
  Other assets                                           143,084                     157,013
                                                      __________                  ___________
     Total current assets                                281,996                     297,252

DVD's and video games library, net of accumulated
   Amortization of $7,362,546 for both periods           295,069                     281,361
Fixed assets, net of accumulated depreciation of
   $543,152 and $405,875, respectively                   431,126                     548,806
Film library, net of accumulated amortization of
   $407,151 and $259,219, respectively                 1,171,438                   1,313,531
Other assets                                               3,650                       3,650
                                                      __________                  ___________

Total assets                                         $ 2,183,279                 $ 2,444,600
                                                     ___________                 ____________

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses              $ 1,854,075                 $ 1,778,092
  Bank overdraft                                              --                      49,203
  Deferred revenue                                         2,160                      30,227
  Current portion of long-term notes payable             535,552                     535,552
  Notes payable - related party                           83,715                     191,351
  Notes payable                                          268,365                          --
  Advance from Golden Gate Investors, Inc.               603,475                     521,298
  GNF clearing account                                     5,295
                                                     ___________                  ___________
     Total current liabilities                         3,352,637                   3,105,723

Note payable, less current portion of $535,552                --                     100,497
Convertible debenture, net of unamortized debt
   discounts of $61,720 and $76,725, respectively         85,665                      70,660

Total liabilities                                      3,438,302                   3,276,880

Stockholders' equity (deficit)
  Common stock; $0.001 par value; 5,000,000,000 shares
   authorized, 1,794,795,250 and 185,848,250 issued and
   outstanding, respectively                           1,794,795                     185,848
  Additional paid-in capital                          41,558,968                  43,091,665
  Stock subscriptions receivable                              --                     (25,000)
  Prepaid fees paid with common stock                         --                          --
  Accumulated deficit                                (44,608,786)                (44,084,793)
                                                    _____________               _____________

Total stockholders' equity (deficit)                  (1,255,023)                   (832,280)
                                                    _____________                ------------
Total liabilities and stockholders'
  equity (deficit)                                  $  2,183,279                $  2,444,600
                                                    ____________                _____________


              See Accompanying Notes to Consolidated Financial Statements


                                           GAMEZNFLIX, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                               For the Three Months Ended     For the Nine Months Ended
                                                     September 30,                 September 30,
                                                 2008          2007             2008          2007
Revenues                                         $   179,803   $   916,021      $   865,867   $ 2,757,204
Cost of revenues                                      86,364       968,254          374,867     4,526,241
                                                 ___________   ___________       __________   ____________
  Gross profit                                        93,439       (52,233)         491,000    (1,769,037)

Operating expenses
  Advertising                                         39,757       118,031          100,862     1,215,502
  Consulting and professional fees                    18,652       566,584           56,339       892,225
  Depreciation and amortization                       46,696       100,501          141,237       276,610
  Selling, general and administrative                120,783     1,124,397          698,161     4,161,687
                                                 ___________    __________       __________    ___________
     Total operating expenses                        225,888     1,909,513          996,599     6,546,024

Loss from operations                                (132,449)   (1,961,746)        (505,599)   (8,315,061)

Other income (expense)
  Interest expense                                    (8,595)      (30,049)         (22,644)      (43,734)
  Interest income                                         --            32            4,250        16,827
  Other income (expense)                                  --            --               --            -
                                                 ___________     _________         ________     __________
     Total other income (expense)                     (8,595)      (30,017)         (18,394)      (26,907)

Loss before provision for income taxes              (141,044)   (1,991,763)        (523,993)   (8,341,968)

Provision for income taxes                                --            --               --            --
                                                  __________     _________        _________    ___________

Net loss                                         $  (141,044)    $(1,991,763)    $ (523,993)  $(8,341,968)
                                                 ____________    ____________    ___________  ____________

Loss per common share - basic and diluted        $     (0.00)    $     (0.21)    $    (0.00)  $     (2.08)
                                                 ____________    ____________    ___________  ____________

Weighted average common shares outstanding -
  basic and diluted                             1,571,914,000      9,602,890(1) 925,770,092   4,008,175(1)


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007.

                 See Accompanying Notes to Consolidated Financial Statements

                                        GAMEZNFLIX, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)



                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                        2008            2007
Cash flows from operating activities:
  Net loss                                                            $   (523,993)     $(8,341,968)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Stock-based compensation                                                8,400        1,009,839
     Debt discount amortization related to convertible debenture            14,196
     Depreciation and amortization                                         285,149        3,175,870
     Bad debts expense                                                                      520,000
  Changes in operating assets and liabilities:
     Change in accounts receivable                                             279           90,158
     Change in inventory                                                     4,800
     Change in prepaid expenses                                             10,000          492,674
     Change in other assets                                                 13,929          144,204
     Change in accounts payable and accrued expenses                        75,983        1,602,332
     Change in bank overdraft                                              (49,203)           4,100
     Change in deferred revenue                                            (28,067)         (44,488)
     Change in GNF clearing account                                          5,295               --
                                                                     _____________     _____________
       Net cash used in operating activities                              (202,228)      (1,328,283)

Cash flows from investing activities:
  Purchase of DVD's & games libraries                                      (19,486)      (1,319,692)
  Purchase of film library                                                      --          (99,750)
  Purchase of fixed assets                                                 (19,598)         (42,113)
                                                                     ______________     ____________
       Net cash used in investing activities                               (39,084)      (1,461,555)

Cash flows from financing activities:
  Proceeds of notes payable                                                                 (76,812)
  Proceeds from advances from Golden Gate Investors, Inc.                   82,177          279,778
  Proceeds from convertible debenture                                       15,005           60,000
  Payments to related party notes payable                                 (107,636)              --
  Proceeds from related party notes payable                                     --           28,000
  Proceeds from stock issuances                                             92,850        2,156,238
  Proceeds from short-term debt                                            167,868
                                                                    ______________      ____________
       Net cash provided by financing activities                           250,264        2,447,204

Net change in cash and cash equivalents                                      8,952         (342,634)

Cash, beginning of period                                                   24,976          342,634
                                                                     _____________     _____________

Cash, end of period                                                $        33,928     $          __


              See Accompanying Notes to Consolidated Financial Statements

                                  GAMEZNFLIX, INC.
                                 NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc., A Nevada Corporation ("Company"), have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2007.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2008 and the results of operations, stockholders' equity, and cash flows for the three and nine months then ended. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

On February 8, 2008, an action was filed in the United States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. The Company has resolved this matter and with payment settlement to be made within 90 days of the filed settlement. As of September 30, 2008, the Company has not yet raised the capital to pay the debt under the agreement.

4.  STOCK TRANSACTIONS

During the nine months ended September 30, 2008, options covering approximately 277,600,000 (corrected from 287,600,000 at June 30,
2008) shares of common stock were exercised at an average strike price of $0.00024 per share for total consideration of $67,900.
Accordingly, approximately 277,600,000 free trading shares of common stock were issued in accordance with option agreements covering these options.

During the nine months ended September 30, 2008, approximately 544,347,000 free trading shares of common stock were issued for professional/legal services and 144,000,000 free trading shares of common stock for programming services rendered. These shares were valued at a total of $ 68,835 ($0.0001 per share).

During the nine months ended September 30, 2008, the Company issued approximately 633,000,000 free trading shares of commons tock in conjunction with the convertible debenture being converted to equity and the related warrant purchase. 632,889,646 shares were issued for the conversion of debt of $1,029 and 110,354 shares were issued for the warrants exercised at a price of $1.09 per share or $104,656, which was offset against the advanced funds received from the warrant holder.

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

     In October 2005, the Company entered into an agreement with Circuit City Stores, Inc. ("Circuit City") that provided for a pilot program in 27 retail stores and on the Circuit City website to promote services. On June 24, 2007, the Company entered into a definitive co-marketing agreement with Circuit City that specified a scheduled rollout of services to all the Circuit City stores beginning in May
2007 with a complete rollout by the end of June 2007. Although the overall number of subscribers obtained from the initial pilot program was not considered significant in relation to the overall number of new subscribers added during the six months ended June 30, 2005 and the six months ended June 30, 2007, the Company believes that our relationship with Circuit City brought more prominence and recognition to the Company. The current agreement with Circuit City ended in June 2007.

     In August 2007, the Company entered into an agreement with the U.S. Army & Air Force Exchange ("AAFES") to provide video game and movie rentals to all current and retired members of the Army and Air Force personnel through the AAFES website. The agreement with AAFES gives the Company access to more than 11 million military personnel, retirees and their families.

     During the fall of 2007, the Company further expanded its work with AAFES by developing an in store prepaid membership card. This program has been launched in late June 2007 with shipment of the cards to the AAFES central warehouse for their delivery to its military base locations.

     The Company will continue to seek similar partnerships with nationally known companies or agencies to further brand the company name.

     In May 2007, the Company joined Mid-Night Gaming, a McDonald's restaurant cross-country tour visiting 10 cities in a motor coach "wrapped" in GameZnFlix advertisements (mobile advertising). At each chosen McDonald's location the group of sponsors (Nintendo, Coca Cola, 1UP, Best Buy, 2K Sports, IPlay and Spike) of the Mid-Night Gaming completion setup and allowed the public experience video gaming.

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

     The Company has taken the strategies and applied them to business model. This included a complete redesign of the website, development of new United States Postal Service ("USPS") mailer and marketing plan.

     For the Company to see an increase growth will require it to make more significant capital investment in library content. Management continues to seek investment opportunities with the financial communities to meet this need. The Company's current infrastructure will allow it to service approximately 150,000 monthly subscribers before such significant investment would be required. The Company closely monitors its monthly growth rate to properly anticipate the timing of additional investment in library content, distribution infrastructure, and technology. During the past six months, the Company has continued using its re-designed its distribution network so that now makes use of seven USPS centers located in California (2), Florida, Maryland, Massachusetts, Texas, and Washington. These USPS postal drop centers, which have been developed with the cooperation of the USPS, are strategically located to service the subscriber base in each of their respective regions. There are two warehousing centers located in Colorado and Kentucky that house the inventory of video games and DVD titles for shipment. During the previous six months, this system under went testing and the distribution network achieved its goals of 100% order fulfillment on a daily basis, 100% processing of returned mailers on a daily basis and overall success upgrading the integrity and rental ability of the inventory. The results of this re-design have allowed the Company to reduce its employees to 4 employees and reduce related warehouse expenses.

     During the nine months ended September 30, 2008, the Company's membership continued a steady decline. Management recognizes that although there were new memberships added during that period, it was not enough to exceed cancellation of memberships, which was primarily a result of not being able to purchase new inventory to meet the demands of members.

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $179,803 and $865,867 for the three and nine months ended September 30, 2008 compared to $916,021 and $2,757,204 for the three and nine months ended September 30, 2007, a decrease of $736,218 and $1,891,337 or approximately 80% and 66%, respectively. Gross revenues decreased significantly during the during the three and nine months ended September 30, 2008 compared to the prior periods primarily due to a smaller subscriber base compared to same periods in 2007 by a monthly subscriber base average of 5,300 compared to 6,400 in the prior nine months fueled by economic conditions and the Company's slower inventory purchasing

     As of September 30, 2008, the Company had approximately 5,300 total subscribers. The Company continues to focus on growing our subscriber base through marketing and an affiliate partnership program. The Company's churn rate is approximately 29% for the nine months ended September 30, 2008 as compared with the prior period of approximately 16%. Churn rate is calculated by dividing customer cancellations in the period by the sum of beginning subscribers and gross subscriber additions, and then divided by the number of months in the period. Customer cancellations during the nine months ended September 30, 2008, includes cancellations from gross subscriber additions, which is included in the gross subscriber additions in the denominator.

(b)  Cost of Revenues.

     The Company had cost of revenues of $86,364 and $374,867 for the three and nine months ended September 30, 2008 compared to $968,254 and $4,526,241 for the nine months ended September 30, 2007, a decrease of $881,890 and $4,151,374 or approximately 91% and 92%, respectively. Cost of revenues decreased as a percentage to gross revenues during 2008 compared to 2007 primarily due to the company purchasing new inventory in a control fashion to match the membership.

(c)  Advertising.

     The Company had advertising expenses of $39,757 and $100,862 for the three and nine months ended September 30, 2008 compared to $118,031 and $1,215,502 for the three and nine months ended September 30, 2007, a decrease of $78,274 and $1,114,640 or approximately 66% and 92%, respectively. Such advertising consisted of a decrease in direct marketing through print, radio and online Internet advertising.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $120,783 and $698,161 for the three and nine months ended September 30, 2008 compared to $1,124,397 and $4,161,687 for the three and nine months ended September 30, 2007, a decrease of $1,003,614 and $3,463,526 or approximately 89% and 83%, respectively. The decrease in selling, general and administrative expenses was principally due to the company downsizing compared to the same period in 2007

(e)  Consulting and Professional Fees.

     The Company had professional fees of approximately $18,652 and $56,339 for the three and nine months ended September 30, 2008 compared to $566,584 and $892,225 for the three and nine months ended September 30, 2007, a decrease of $547,932 and $835,886 or
approximately 97% and 94%, respectively.   The decrease in
professional fees during the three and nine months ended September 30, 2008 compared to the prior periods was primarily a result of decreased need of business consultants which was widely utilized during 2007. The professional fees for the nine months ended are for securities and legal fees. Currently there are no outside consultants under agreement with the Company.

(f)  Net Loss.

     The Company had a net loss of $141,044 and $523,993 for the three and nine months ended September 30, 2008 compared to $1,991,763 and $8,341,968 for the three and nine months ended September 30, 2007, a decrease of $1,850,719 and $7,817,975 or approximately 93% and 94%, respectively. The decreases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2008.

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

Operating Activities.

     The net cash used in operating activities was $202,228 for the nine months ended September 30, 2008 compared to $1,328,283 for the nine months ended September 30, 2007, a decrease of $1,126,055 or approximately 85%. This decrease is attributed to many changes from period to period, including the reduction in stock based compensation, depreciation and amortization, and a reduction in accounts receivable payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities was $39,084 for the nine months ended September 30, 2008 compared to $1,461,555 for the nine months ended September 30, 2007, a decrease of $1,422,471 or approximately 97%. This decrease resulted primarily from reduced purchases of DVD's, games, and films.

Liquidity and Capital Resources.

     As of September 30, 2008, the Company had total current assets of $281,966 and total current liabilities of $3,352,637, resulting in a working capital deficit of $3,070,641. The Company's cash balance as of June 30, 2008 totaled $33,928. Overall, cash and cash equivalents for the nine months ended September 30, 2008 increased by $8,952.

     As of December 31, 2007, the Company had total current assets of $297,252 and total current liabilities of $3,105,723 resulting in a working capital deficit of $2,808,471. The cash balance as of December 31, 2007 totaled $24,976. Overall, cash and cash equivalents for the year ended December 31, 2007 decreased by $317,658.

     Net cash provided by financing activities was $250,264 for the nine months ended September 30, 2008 compared to $2,447,204 for the nine months ended September 30, 2007, a decrease of $2,196,940 or approximately 90%. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

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

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of September 30, 2008, a total of 45,639 (post reverse split) shares have been issued related to the warrant providing the Company approximately $7,884,820.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of September 30, 2008, a total of 110,354 (post reverse split) shares have been issued related to this new warrant, providing the Company approximately $7,100,000.

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

(b)  DVD's and Video Games Libraries.

     As of September 30, 2008, the Company had invested approximately $6,789,000 in its DVD and video game libraries resulting in approximately 50,000 DVD and video game titles available for rental. The Company acquires DVD and video games from distributors through a direct purchase agreement. Such purchases are recorded at the historical cost. The Company depreciates its DVD and video games libraries on a straight-line basis over a twelve-month period. The Company has not assigned a salvage value since it is its intention to not sell the libraries. In the event that the Company does sell a portion of its libraries as a result of slow moving title rentals, it will re-evaluate the policy of depreciation in relation to the salvage value.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no material developments in the legal proceedings as previously disclosed in response to Item 3 of Part I of the Company's latest Form 10-K, except as follows:

     On February 8, 2008, an action was filed in the United States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. The Company has resolved this matter and with payment settlement to be made within 90 days of the filed settlement. As of September 30, 2008, the Company has not yet raised the capital to pay the debt under the agreement.

ITEM 1A.  RISK FACTORS.

     There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company's latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2008. There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended September 30, 2008.

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

                                       GameZnFlix, Inc.

Dated: November 19, 2008               By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

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

4.34    2007 Stock and Option Plan, dated February 1, 2007
        (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

4.35    Addendum to Convertible Debenture and Warrant to Purchase
        Common Stock, dated May 24, 2007 (incorporated by reference to
        Exhibit 4.35 of the Form 10[K filed on April 15, 2008).

4.36    Assignment and Assumption Agreement between Golden Gate
        Investors, Inc., RMD Technologies, Inc., and the Company, dated May 29, 2007 (incorporated by reference to Exhibit 4.36 of the Form 10-K filed on April 15, 2008).

4.37    Addendum to Convertible Debenture and Warrant to Purchase
        Common Stock, dated June 15, 2007 (incorporated by reference To Exhibit 4.37 of the Form 10-K filed on April 15, 2008).

4.38    Rescission Agreement between Golden Gate Investors, Inc.,
        RMD Technologies, Inc., and the Company, dated September
        17, 2007 (incorporated by reference to Exhibit 4.38 of the Form 10-K filed on April 15, 2008).

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

10.10   Consulting Services Agreement between the Company and De
        Joya & Company, Inc., dated August 1, 2007 (incorporated by
        Reference to Exhibit 10.10 of the Form 10-K filed on April 15, 2008).

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