Form 10-K
period 2008-12-31
GAMEZNFLIX INC
filed 2009-04-22
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                       COMMISSION FILE NUMBER: 0-29113

                             GAMEZNFLIX, INC.
            (Exact Name of Company as Specified in its Charter)

               Nevada                                    90-0224051
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
              or Organization)                       Identification No.)

       1535 Blackjack Road, Franklin, Kentucky              42134
(Address of Principal Executive Offices)                  (Zip Code)

                 Company's telephone number:  (270) 598-0395

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

     The aggregate market value of the voting stock held by non-affiliates of the Company as of April 9, 2009: $188,172. As of April 9, 2009, the Company had 188,880 shares of common stock issued and outstanding.

                               TABLE OF CONTENTS

PART I.                                                           PAGE

ITEM 1.   BUSINESS                                                   5

ITEM 1A.  RISK FACTORS                                               7

ITEM 1B.  UNRESOLVED STAFF COMMENTS                                 17

ITEM 2.   PROPERTIES                                                17

ITEM 3.   LEGAL PROCEEDINGS                                         17

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       17

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
          MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES        18

ITEM 6.   SELECTED FINANCIAL DATA                                   19

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS              19

ITEM 7A   QUANTATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                          26

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                27

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                     27

ITEM 9A.  CONTROLS AND PROCEDURES                                    27

ITEM 9A(T) CONTROLS AND PROCEDURES                                   27

ITEM 9B   OTHER INFORMATION                                          30

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE
          GOVERNANCE                                                30

ITEM 11.  EXECUTIVE COMPENSATION                                    33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS           36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE                                 39

ITEM 14.  PRINCIPACCOUNTANT FEES AND SERVICES                       40

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                   40

SIGNATURES                                                          41

PART I.

ITEM 1.  BUSINESS.

Business Development.

     GameZnFlix, Inc. ("Company") was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal stockholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000. On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated. On March 5, 2003, the Company again amended the articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent. On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000. On January 26, 2004, the name of the Company was changed to "GameZnFlix, Inc" by the filing of amended articles of incorporation. On December 16, 2004, the Company amended the articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares. On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000, and on March 21, 2006 increased to 25,000,000,000. On
September 6, 2007, a 1 for 1,000 reverse split of common stock took place. On December 31, 2007, 100,000,000 shares of Series B common stock and 10,000,000 shares of preferred stock were created by an amendment to the articles of incorporation. On April 9, 2009, a 1 for 10,000 reverse split of common stock took place.

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

Business of the Company.

     As of November 2008, the Company ceased operations as a video game/DVD rental company and is looking for other business ventures to be acquired. Therefore, the Company intends to search for business opportunities, particularly toward small and medium-sized enterprises.
The Company does not propose to restrict its search to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.
This includes industries such as service, manufacturing, high technology, product development, medical, communications and others.
The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company. Business opportunities may come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.
The Company may pay a finder's fee in connection with any such transaction.

     The Company will not restrict its search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction.

     The analysis of business opportunities will be under the supervision of the Company's officers and directors. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the Company's proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

     Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.

Employees.

     The Company currently has 1 employee. The employee operates in the area of general business operations and management.

ITEM 1A.  RISK FACTORS.

Risks Relating to the Business.

(a)  The Company Has a History of Losses That May Continue.

     The Company incurred net losses of $1,099,562 for the year ended December 31, 2008 and $10,501,867 for the year ended December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.
If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company's possible success is dependent upon the successful development and marketing of a new line of business (which has not been fully established yet). Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company's control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

(b) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

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

(c) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

(d)  Risks and Costs of Complying with Section 404 of the Sarbanes-
Oxley Act.

     The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting. The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, the Company's independent registered public accounting firm will be required to opine on those internal control and management's assessment of those control. In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

     The Company evaluated its existing control for the year ended December 31, 2007. The Company's Chief Executive Officer identified material weaknesses in the Company's internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to the Company's 2008 financial statements; however, uncured material weaknesses could negatively impact the Company's financial statements for subsequent years.

     The Company cannot be certain that it will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that the Company's auditors will not have to report a material weakness in connection with the presentation of the Company's financial statements. If the Company fails to comply with the requirements of Section 404 or if the Company's auditors report such material weakness, the accuracy and timeliness of the filing of the Company's annual report may be materially adversely affected and could cause investors to lose confidence in its reported financial information, which could have a negative affect on the trading price of the common stock. In addition, a material weakness in the effectiveness of the Company's internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce the Company's ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Further, the Company believes that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant. If the time and costs associated with such compliance exceed the Company's current expectations, its results of operations could be adversely affected.

Risks Relating to the Financing Arrangements.

(a)  There are a Large Number of Shares Underlying the
Convertible Debenture and Warrants; Sale of These Shares may Depress the Market Price of the Common Stock.

     On November 11, 2004, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (now known as Golden State Investors, Inc. - "Golden State") for the sale of (i) $150,000 convertible debenture and (ii) a warrant to purchase 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into common stock, at Golden State's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price. The conversion price for the debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.

     On January 17, 2006, the Company entered into an Addendum to
Convertible Debenture and Warrant to Purchase Common Stock with Golden State in which the debenture was increased to $300,000 and an additional warrant to purchase 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share).

     La Jolla Cove Investors, Inc. ("LJCI") was a party to a Securities Purchase Agreement and accompanying 7 3/4% Convertible Debenture, Warrant to Purchase Common Stock and Registration Rights Agreement with RMD Technologies, Inc. (collectively, as amended, "RMD Documents"), pursuant to which LJCI had advanced a total of $250,000 to RMD Technologies, Inc. (the "RMD Advance"). LJCI assigned its interest in the RMD Documents and the RMD Advance to Golden State. Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, Golden State agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company ("GGI Prepayment"). The GGI Prepayment represented a prepayment towards the future exercise of warrant shares under the two warrants. Under this Addendum, Golden State delivered to the Company $275,000 of the GGI Prepayment in cash ("First Prepayment"), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of this Addendum, Golden State transferred the RMD Advance and the RMD Documents to the Company. Such transfer of the RMD Advance from Golden State to the Company is to constitute $250,000 of the GGI Prepayment ("Second Prepayment"). For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden State, as set forth thereunder, until all of the First Prepayment shall be so applied.

     Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden State delivered the remaining $300,000 of the GGI Prepayment in cash ("Third Prepayment") to the Company. Such transfer of the Third Prepayment constituted the final payment due from Golden State to the Company. For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden State prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

     In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI Prepayment to Golden State within five days from the date of Golden State's delivery to the Company of the written request of such refund.

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

     On May 29, 2007, the Company and Golden State entered into an Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD's rights, obligations, interests and liabilities under the RMD Transaction.

     On June 15, 2007, the Company and Golden State entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock. Under this Addendum, Golden State delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum ("GGI June Prepayment"). The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

     In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden State upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI June Prepayment to Golden State within five days from the date of Golden State's delivery to the Company of the written request of such refund. This did not occur and since the nine month period has now expired, the Company and Golden State are in the process of renegotiating an extended due date for the debenture.

     On September 17, 2007, the Company and Golden State entered into a Rescission Agreement in connection with a rescission of the Assignment and Assumption Agreement, dated as of May 29, 2007. This rescission was made due to certain issues that arose in connection with the involvement of RMD Technologies, Inc. in this transaction.

     As of April 9, 2009, the Company had 188,880 shares of common stock issued and outstanding balance of the debenture as of that date of $146,342 that may be converted into an estimated 230,756,357 shares of common stock based on the closing price of $0.08 on April 9, 2009 (conversion price is 82% of that amount: $0.0656) as of that date, and outstanding warrants to purchase 15,965,900 shares of common stock.
In addition, the number of shares of common stock issuable upon conversion of the outstanding debenture may increase if the market price of the common stock declines. All of the shares, including all of the shares issuable upon conversion of the debenture and upon exercise of the warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of the common stock.

     The continuously adjustable conversion price feature of the debenture could require the Company to issue a substantially greater number of shares, which will cause dilution to existing stockholders.

     The Company's obligation to issue shares upon conversion of the debenture to Golden State Investors, Inc. is essentially limitless. The following is an example of the amount of shares of common stock that are issuable, upon conversion of the balance of the debenture of $146,342 as of April 9, 2009 (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing market price as of April 9, 2009 of $0.08:

                             Effective         Number             % of
% Below       Price Per      Conversion       of Shares       Outstanding
Market          Share          Price          Issuable           Stock (1)

25%             $0.06          $0.0492        312,553,211         99.94%

50%             $0.04          $0.0328        476,146,890         99.96%

75%             $0.02          $0.0164        966,660,305         99.98%

(1) Based on outstanding shares of common stock of 188,880 as of April 9, 2009.

     As illustrated, the number of shares of common stock issuable upon conversion of the debenture will increase if the market price of the stock declines, which will cause dilution to existing stockholders.

(b)  The Continuously Adjustable Conversion Price Feature of the
Debentures May Encourage Short Selling of the Common Stock.

     Golden State is contractually required to exercise its warrants and convert its debenture on a concurrent basis, subject to certain conditions. The issuance of shares in connection with the exercise of the warrants and conversion of the debenture results in the issuance of shares at an effective 18% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as Golden State converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden State could sell common stock into the market in anticipation of covering the short sale by converting its securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debenture and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

(c)  The Issuance of Shares upon Conversion of the Debenture and
Exercise of the Warrants May Cause Dilution to Existing Stockholders.

     The issuance of shares upon conversion of the debenture and exercise of the warrants may result in substantial dilution to the interests of other stockholders since Golden State may ultimately convert and sell the full amount issuable on conversion. Although Golden State may not convert the debenture and/or exercise the warrants if such conversion or exercise would cause it to own more than 9.9% of the Company's outstanding common stock, this restriction does not prevent Golden State from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, Golden State could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of the common stock.

(d)  If the Company is Unable to Issue Shares Upon Conversion of
Debenture, Penalties are Required to be Paid to Golden State.

     If the Company is unable to issue shares of common stock upon conversion of the debenture as a result of the inability to increase the authorized shares of common stock or as a result of any other reason, the Company is required to:

     - pay late payments to Golden State for late issuance of common stock upon conversion of the debenture, in the amount of $100 per business day after the delivery date for each $10,000 of debenture principal amount being converted.

     - in the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden State, the Company must pay to Golden State a sum of money determined by multiplying up to the outstanding principal amount of the debenture designated by Golden State by 130%, together with accrued but unpaid interest thereon.

     - if ten days after the date the Company is required to deliver common stock to Golden State pursuant to a conversion, Golden State purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden State of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then the Company is required to pay in cash to Golden State the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that the Company is required to pay penalties to Golden State or redeem the debenture held by Golden State, the Company may be required to curtail or cease its operations.

(e)  Repayment of Debentures, If Required, Would Deplete Available Capital.

     Any event of default under the debenture with Golden State could require the early repayment of the debenture at a price equal to 125% of the amount due under the debenture. The Company anticipates that the full amount of the debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the debenture. If the Company is required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company were unable to repay the debenture when required, Golden State could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

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

     In addition, the National Association of Securities Dealers, Inc., which operates the OTCBB, has been approved by the SEC to implement a change to its Eligibility Rule. The change makes those OTCBB issuers that are cited for filing delinquency in their Forms 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year. Under this proposed rule, a company filing within the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late. This rule would not apply to a company's Current Reports on Form 8-K.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

     Not Applicable.

ITEM 2.  PROPERTIES.

     The Company currently owns $214,777 ($764,304 less depreciation of $549,527) in fixed assets, $281,361 ($7,643,907 less amortization of $7,362,546) of DVD and video game inventory and $1,116,937 ($1,572,750 less amortization of $455813) of film libraries. The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office; the Company does not pay rent for this office. The Company leases a facility for its prior operations. The Company's leased properties are located at 130 West Kentucky Avenue, Franklin, Kentucky 42134; five year lease (commenced in January 2006), with a rent of $4,150 per month for a 5,600 square foot space.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as follows:

     (a) On February 8, 2008, an action was filed in the United States District Court, Western District of Pennsylvania, entitled Mobile Satellite Communications v. GameZnFlix, Inc. et al. In this action, the plaintiff claims that it was damaged as a result of the termination of the agreement covering leased television channels by GNF Entertainment, LLC. A judgment in the amount of $350,000 has been rendered to the Plaintiff.

     (b) On February 28, 2008, an action was filed in the Simpson Circuit Court, Franklin, Kentucky, entitled CNET Networks, Inc v. GameZnFlix, Inc., D/B/A GameZnFlix.com. In this action, the plaintiff claims that it was damaged as a result of not being paid for online advertising requested by the President Donald Gallent of GameZnFlix, Inc. in the amount of $96,000. A judgment in the amount of $$67,038 has been rendered to the Plaintiff.

     (c) On July 17, 2008, an action was filed in Simpson Circuit Court, Franklin, Kentucky, entitled Ingram Entertainment, Inc. v. John Fleming D/B/A GameZnFlix, Inc. In this action, the plaintiff claims that it was damaged as a result of not being paid for purchases made in 2007 in the amount of $45,040. A judgement in the amount of $45,940 plus interest until settled was rendered on November 24, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

     The Company's common stock began trading on the OTCBB under the symbol "SYCD". With the change in name to "Point Group Holdings, Incorporated", the symbol changed to "PGHI" on December 13, 2002. The symbol was changed to "GZFX" effective on February 6, 2004 with the change in the name of the Company to "GameZnFlix, Inc." With the reverse split of the Company's common stock on September 6, 2007, the symbol was changed to "GMFX." With the reverse split of the Company's common stock on April 9, 2009, the symbol was changed to "GMZN." The range of closing prices shown below is as reported by this market.

     The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 10,000 reverse split of the common stock that occurred on April 9, 2009.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008

                                          High            Low

Quarter Ended December 31, 2008          $1.00            $1.00
Quarter Ended September 30, 2008         $2.00            $1.00
Quarter Ended June 30, 2008              $4.00            $1.00
Quarter Ended March 31, 2008             $2.00            $2.00

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2007

                                          High            Low

Quarter Ended December 31, 2007          $1,000.00        $17.00
Quarter Ended September 30, 2007         $4,000.00        $2,000.00
Quarter Ended June 30, 2007              $8,000.00        $4,000.00
Quarter Ended March 31, 2007             $18,000.00       $7,000.00

Holders of Common Equity.

     As of April 9, 2009, the Company had approximately 354 stockholders of record of its common stock. The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

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

Equity Securities Sold Without Registration.

     There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2008.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management's discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company closed down its online movie (also referred to as a "DVD") and video game rentals to subscribers through its Internet website www.gameznflix.com in November 2008. Therefore, the Company intends to search for business opportunities, particularly toward small and medium-sized enterprises (as outlined in the Business of the Company section).

Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $931,205 for the year ended December 31, 2008 compared to $3,597,028 for the year ended December 31, 2007, a decrease of $2,665,823 or approximately 74%. Gross revenues decreased significantly during the year ended December 31, 2008 compared to the prior period primarily due to the closing of operations caused by decreasing subscribers and lack of capital to
purchase inventory.   During the first quarter of 2007 the operating
management made attempt to drive subscriber membership. This campaign while it drove an increase in memberships during the first quarter also depleted the budgets for the entire year of 2007 and has placed the Company in a weak financial position.

(b)  Cost of Revenues.

     The Company had cost of revenues of $490,767 for the year ended December 31, 2008 compared to $5,734,261 for the year ended December 31, 2007, a decrease of $5,243,494 or approximately 91%. This decrease was the result in a decrease in available funds for the Company to use for such purposes.

(c)  Advertising.

     The Company had advertising expenses of $111,049 for the year ended December 31, 2008 compared to $1,649,739 for the year ended December 31, 2007, a decrease of $1,538,690, or approximately 93%. Such advertising consisted of direct marketing through print, radio and online Internet advertising.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $758,904 for the year ended December 31, 2008 compared to $5,103,844 for the year ended December 31, 2007, a decrease of $4,344,940 or approximately 85%. The decrease in selling, general and administrative expenses was principally due to the lack of working capital after the first quarter advertising campaign of 2007.

(e)  Consulting Fees and Professional Fees

     The Company had consulting fees of $513,742 for the year ended December 31, 2008 compared to $1,386,380 for the year ended December 31, 2007, a decrease of $872,638 or approximately 63%. Decrease in consulting fees during the year ended December 31, 2008 compared to the prior period was primarily a result of decreased need of business consultants which was widely utilized during 2007 and legal fees relating to debt collection actions

(f)  Net Loss.

     The Company had a net loss of $1,099,562 for the year ended
December 31, 2008 compared to $10,501,867 for the year ended December 31, 2007, a decrease of $9,402,305 or approximately 90%. The decreases in net losses are the result of the factors mentioned above.

Operating Activities.

     The net cash used in operating activities was $166,645 for the year ended December 31, 2008 compared to $1,188,150 for the year ended December 31, 2007, a decrease of $1,021,505 or approximately 86%.
This decrease is attributed to many changes from period to period, including a decrease in depreciation and amortization, the payment of stock based compensation, and an increase in accounts payable and accrued expenses.

Investing Activities.

     Net cash used in investing activities was $0 for the year ended December 31, 2008 compared to $1,695,514 for the year ended December 31, 2007, a decrease of $1,695,514 or 100%. This decrease resulted from decreased purchases of DVD's and games, film library, and other fixed assets.

Liquidity and Capital Resources.

     As of December 31, 2008, the Company had total current assets of $87,052 and total current liabilities of $3,010,264 resulting in a working capital deficit of $2,923,212. The cash balance as of December 31, 2008 totalled $87,052. The cash flow from financing activities for the year ended December 31, 2008 resulted in a positive cash flow of $228,721. Overall, cash and cash equivalents for the year ended December 31, 2008 increased by $62,076.

     The net cash provided by financing activities was $228,721 for the twelve months ended December 31, 2008 from proceeds from stock issuances under the financing arrangement with Golden State, as discussed below, and issuances of stock to related parties. The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months.

     The Company's continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing. In connection with this need for funding, the Company entered into a financing arrangement with Golden State: A Securities Purchase Agreement with Golden State on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 shares of common stock.

     The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into Company common stock, at Golden State's option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price. The conversion price for the convertible debenture is the lesser of (i)
$0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion. Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.
However, in the event that the market price of the Company's common stock is less than $0.015, the Company will have the option to prepay the debenture at 150% rather than having the debenture converted. If the Company elects to prepay the debenture, Golden State may withdraw its conversion notice. In addition, Golden State is obligated to exercise the warrant concurrently with the submission of a conversion notice.

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of December 31, 2008, a total of 711 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to the warrant providing the Company approximately $7,884,820.

     Golden State has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of the Company's common stock such that the number of shares of common stock held by its and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden State in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of December 31, 2008, a total of 650 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

     Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, Golden State agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company ("GGI Prepayment"). The GGI Prepayment represents a prepayment towards the future exercise of warrant shares under the two warrants. Under this Addendum, Golden State delivered to the Company $275,000 of the GGI Prepayment in cash ("First Prepayment"), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of the Addendum, Golden State is to transfer the RMD Advance and the RMD Documents (as defined under Item 1A) to the Company. Such transfer of the RMD Advance from Golden State to the Company constituted $250,000 of the GGI Prepayment ("Second Prepayment"). For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden State, as set forth thereunder, until all of the First Prepayment shall be so applied.

     Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden State delivered the remaining $300,000 of the GGI Prepayment in cash ("Third Prepayment") to the Company. Such transfer of the Third Prepayment constituted the final payment due from Golden State to the Company. For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden State prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

     In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the Warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI Prepayment to Golden State within five days from the date of Golden State's delivery to the Company of the written request of such refund.

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

     On May 29, 2007, the Company and Golden State entered into an Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD's rights, obligations, interests and liabilities under the RMD Transaction.

     On June 15, 2007, the Company and Golden State entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock. Under this Addendum, Golden State delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum ("GGI June Prepayment"). The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

     In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden State upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI June Prepayment to Golden State within five days from the date of Golden State's delivery to the Company of the written request of such refund. This did not occur and since the nine month period has now expired, the Company and Golden State are in the process of renegotiating an extended due date for the debenture.

     On September 17, 2007, the Company and Golden State entered into a Rescission Agreement in connection with a rescission of the Assignment and Assumption Agreement, dated as of May 29, 2007. This rescission was made due to certain issues that arose in connection with the involvement of RMD Technologies, Inc. in this transaction.

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

(b)  DVD and Video Game Libraries.

     DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy. If the Company does sell any of its DVD and video game libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

(c) Revenue Recognition and Cost of Revenue (all revenues reported in this report reflect the old operations prior to the closing of operations in November 2008).

     Until November 2008 the subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

     Cost of subscription revenues consists of referral expenses, fulfilment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements. DVD sales are considered non-significant and an incidental part of the business. Therefore, sales and related expenses were not separately accounted for.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited financial statements as of and for the years ended
December 31, 2008 and 2007 are presented in a separate section of this report following Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     Not applicable.

ITEM 9A(T).CONTROLS AND PROCEDURES.

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

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance *level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

     The Company's management also is required to assess and report on the effectiveness of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") (as codified in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act). This is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

     - provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

     - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment and preparing its report, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as required by
Section 404.

(a)  Material Weaknesses.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented (as defined under Public Accounting Oversight Board Auditing Standard No. 5). During their assessment, management has noted the following material weaknesses in the Company's internal control over financial reporting as of December 31, 2008:

     - the need to hire an in-house accountant trained in U.S. generally accepted accounting principles;

     - the need to upgrade its accounting software so as to provide for more timely access to financial reports; and

     - inadequate planning and execution of the Company's Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis.

     An independent consulting firm assisted management with its assessment of the effectiveness of the Company's internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project. In conclusion, the Company's Chief Executive Officer determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.

(b)  Remedial Measures.

     The Company is in the process of evaluating its material weaknesses, as outlined above, and has already begun remediation procedures to address these weaknesses. In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

     - the Company is seeking to identify and hire (when funding will allow) an in-house accountant trained in U.S. generally accepted accounting principles;

     - the Company is seeking to identify and purchase (when funding will allow) upgraded accounting software so as to provide for more timely access to financial reports; and

     - the Company is seeking to identify and hire (when funding will allow) personnel that will help with the planning and execution of the Company's Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002.

     The Company continued to have the material weaknesses outlined above throughout 2008 and will do so for at least a period of time during 2009.

     Notwithstanding the foregoing, the reportable conditions and other areas of the Company's internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements. Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.
However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

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

ITEM 9B.  OTHER INFORMATION.

Subsequent Event.

     On April 9, 2009, the Company affected a 1 for 10,000 reverse split of its common stock. As a result of this reverse split, the number of outstanding shares of common stock as of that date was 188,880. Also, as of that date, the new trading symbol of the Company on the OTCBB was "GMZN." The Company did this reverse split in order to position it for being involved in a new venture, when that venture is located.

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

John J. Fleming, Chief Executive Officer/Secretary/Director.

     Mr. Fleming, age 60, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years before joining the Company in September 2002. Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors.

Mark Crist, Director.

     Mr. Crist, age 50, a director of the Company since July 2002, has a widely varied background in business development. In 1979, he founded Manufacturer's Revenue Service, a commercial collection agency located in Tustin, California. In 1984 he negotiated the sale of that business to a division of Dunn & Bradstreet and thereafter left to become a partner in the marketing services firm of Jay Abraham & Associates. In 1985, he founded the Computer Trivia Fan User Group (CTFUG) as a public benefit, non-profit organization to promote the playing of online trivia contests.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2008, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: Form 3 to report the ownership by Flexible Growth & Income Fund LLC of more than 10% of the outstanding common stock of the Company (based on its most recent filed report - September 30, 2007 Form 10-QSB). The Company is unaware that any other required reports were not timely filed.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table presents compensation information for the year ended December 31, 2008 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.



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
   (a)         (b)      (c)     (d)       (e)      (f)        (g)           (h)           (i)         (j)

John
Fleming,
CEO (1)        2008     $ 22,083  -        -        -          -             -              -     $ 22,083
               2007     $135,833  -        -        -          -             -              -     $135,833
               2006     $263,250  -        -        -          -             -              -     $263,250

Donald N.
Gallent,
former
Pres. (2)      2007     $100,625  -        -        -          -             -              -     $100,625
               2006     $200,000  -        -        -          -             -              -     $200,000

Arthur De
Joya,
former
CFO (4)        2007     $ 60,000  -        -        -          -             -              -     $ 60,000
               2006     $ 46,000  -    $82,500      -          -             -              -     $128,500


(1) Mr. Fleming was appointed chief executive officer and a director on September 12, 2002.

(2) Mr. Gallent was appointed president and a director on February 3, 2005. He resigned both positions on May 24, 2007.

(3) On March 11, 2005, the Company issued 200,000 (after the 1 for 10,000 reverse split of April 9, 2009) restricted shares of common stock to Mr. Gallent as an employment incentive. These shares were valued at $140,000 ($0.007 per share).

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

     This agreement was not renewed in September 2008 as Mr. Fleming wishes to pursue a new direction for the Company before entering into a new employment agreement.

     Mr. Fleming has not taken any salary from the Company since
January 2008. In addition, he has released the Company from any liability for unpaid amounts under the agreement for 2007 and 2008.

Outstanding Equity Awards at Fiscal Year-End Table.



<CAPTION
                                       Option Awards                                          Stock Awards
                                                                                                                        Equity
                                                                                                         Equity        Incentive
                                               Equity                                                   Incentive      Plan Awards:
                                              Incentive                                                 Plan Awards     Market or
                                              Plan Wards:                                  Market       Number of      Payout Value
               Number of     Number of        Number of                        Number of   Value of     Unearned       of Unearned
               Securities    Securities       Securities                       Shares or   Shares or    Shares, Units  Shares, Units
               Underlying    Underlying       Underlying                       Units of    Units of     or Other         or Other
               Unexercised   Unexercised      Unexercised    Option            Stock That  Stock That   Rights That     Rights That
Name and        Options       Options          Unearned      Exercise  Option  Have Not    Have Not     Have Not        Have Not
principal      Exercisable   Unexercisable     Options        Price    Expire  Vested      Vested       Vested          Vested
position         (#)             (#)            (#)            ($)     Date      (#)        ($)           (#)             (#)
(a)              (b)             (c)            (d)            (e)      (f)      (g)        (h)           (i)             (j)
John Fleming,
CEO                     1              -               -        $0.007   12/31/14       -           -            -                 -
Donald N.
Gallent,
Pres.                   1              -               -        $0.007   12/31/14       -           -            -                 -
Arthur De Joya,
CFO                     1              -               -        $0.007   12/31/14       -           -            -                 -


(1) Underlying share amounts reduced from 5,000,000 each due to the 1 for 1,000 reverse stock split of the common stock on September 6, 2007 and the 1 for 10,000 reverse split of the common stock on April 9, 2009 (rounded up to 1).

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of April 9, 2009 (188,880 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of      Name and Address of              Amount and Nature    Percent of
    Class       Beneficial Owner                  of Beneficial       Class
                                                    Owner (1)

Common Stock  John Fleming                           708 (2)          0.38%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Mark Crist                               0              0.00%
              1535 Blackjack Road,
              Franklin, Kentucky 42134

Common Stock  Shares of all directors and            708              0.38%
              executive officers as a group (4
              persons)

(1) Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Applicable percentage ownership of common stock is based on 188,880 shares issued and outstanding on April 9, 2009 divided into the total common stock for each beneficial owner. Beneficial ownership is determined in accordance with the rules and regulations of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2) Included within this amount is an option covering 1 share of common stock, exercisable from the date of grant (December 31, 2004) at $0.007 per share (expiring on December 31, 2014)
(changed from an option for 5,000,000 shares as a result of the 1 for 1,000 reverse split of the common stock on September 6, 2007 and a 1 for 10,000 reverse split of the common stock on April 9, 2009).

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

     During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706 (incorrectly reported in the 2005 Form 10-KSB as 540,000,000) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of December 31, 2008, there were options for 3 (30,000 pre split) shares that remain unexercised. There are a total of 30,000,000 shares remaining to be issued under this plan (the registered amount was not reduced by the reverse split).

(b)  2006 Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 6, 2006, the Company adopted the 2006 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non- employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2008, all shares of common stock registered under this plan have been issued.

(c)  2006 Stock Incentive Plan.

     On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of December 31, 2008, all shares of common stock registered under this plan have been issued.

(d)  2007 Stock and Option Plan.

     On February 1, 2007, the Company adopted the 2007 Stock and Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. As of December 31, 2008, all shares of common stock registered under this plan have been issued.

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

Equity
compensation
plans not
approved by
security holders         3               $0.0075 per share    Stock
                                                              Incentive Plan:
                                                              30,000,000 shares
                                                              2006 Directors and
                                                              Consultant's Stock
                                                              Plan: 0;
                                                              2007 Stock
                                                              Incentive Plan:
                                                              0

Total                    3              $0.0075 per share     Stock
                                                              Incentive Plan:
                                                              30,000,000 shares
                                                              2006 Directors and
                                                              Consultant's Stock
                                                              Plan:  0;
                                                              Incentive Plan:
                                                              0
                                                              2007 Stock and
                                                              Option Plan 0


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

     (a) At the time of the Company entering into the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, which involved the transfer and assignment of the RMD Technologies Inc. debenture and other documents to the Company, Mr. Fleming was an affiliate stockholder of RMD Technologies. Please see
Item 1(A) for a complete description of this transaction, and its subsequent rescission.

     (b) On August 1, 2007, the Company entered into a new Consulting Services Agreement with De Joya & Company, Inc. (see Exhibit 10.10); this agreement replaces the prior agreement, dated August 1, 2006. This agreement covers the services provided to the Company by Arthur De Joya as chief financial officer of the Company. Under this agreement, the Company agrees to pay $5,000 each month and 1,250,000 free trading shares of common stock to be issued at the end of each quarter for a total of four quarters, both effective on August 1, 2006. The monthly fee is to increase by 10% beginning on each anniversary date of this agreement. No shares have yet been issued under the agreement. The Company accepted the resignation of Mr. De Joya and De Joya and Company, Inc. on December 14, 2007, thereby terminating this agreement.

     (c) The Company's corporate office is located in Franklin, Kentucky at the chief executive officer's home-based office (which is provided to the Company without cost).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC and Smith & Company (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the Company's Form 10-Q's: 2008: approximately $40,000; 2007: approximately $40,000.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     The following documents are being filed as a part of this report on Form 10-K:

     (a) Audited financial statements as of and for the years ended December 31, 2008 and 2007; and

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

                                       GameZnFlix, Inc.


Dated: April 21, 2009                  By: /s/ John Fleming
                                       John Fleming, CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                    Title                            Date

/s/  John Fleming        Chief Executive Officer         April 21, 2009
John Fleming             (principal financial and
                         accounting
                         officer)/Secretary/Director

/s/  Mark Crist          Director                        April 21, 2009
Mark Crist

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
GameZnFlix, Inc.

We have audited the accompanying consolidated balance sheets of GameZnFlix, Inc. and Subsidiaries (a Nevada corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GameZnFlix, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.


/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
Salt Lake City, Utah
April 15, 2009


                              GAMEZNFLIX, INC.
                       CONSOLIDATED BALANCE SHEETS



                                                            December 31, 2008     December 31, 2007
ASSETS
Current assets
  Cash                                                        $   87,052              $   24,976
  Accounts receivable                                                 --                  77,235
  Inventory                                                           --                  23,028
  Prepaid expenses                                                    --                  15,000
  Other assets                                                        --                 157,013

   Total current assets                                           87,052                 297,252

DVD's and video games libraries, net of
Accumulated  amortization of $7,362,546 for both periods         281,361                 281,361
Fixed assets, net of accumulated depreciation of $549,527
and $405,875, respectively                                       214,777                 548,806
Film library, net of accumulated amortization of $455,813
and $259,219, respectively                                     1,116,937               1,313,531
Other assets                                                       3,650                   3,650

   Total assets                                               $1,703,777              $2,444,600

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                           (DEFICIT)

Current liabilities
  Accounts payable and accrued expenses                       $1,784,914              $1,778,092
  Bank overdraft                                                      --                  49,203
  Deferred revenue                                                    --                  30,227
  Current portion of long-term notes payable                     642,427                 535,552
  Notes payable - related party                                   40,920                 191,351
  Advance from Golden State Investors, Inc.                      542,003                 521,298

   Total current liabilities                                   3,010,264               3,105,723

Note payable, less current portion of $0 and
$535,552, respectively                                                --                 100,497
Convertible debenture, net of unamortized debt
   discounts of $56,681 and $76,725, respectively                 89,051                  70,660

   Total liabilities                                           3,099,315               3,276,880

Stockholders' equity (deficit)
  Common stock; $0.001 par value; 5,000,000,000
   shares authorized, 188,880 and 18,585
   issued and outstanding, respectively (1)                          189                      19
  Additional paid-in capital                                  43,788,628              43,277,494
  Stock subscriptions receivable                                      --                 (25,000)
  Accumulated deficit                                        (45,184,355)            (44,084,793)

Total Stockholders' Equity (Deficit)                         ( 1,395,538)               (832,280)

Total liabilities and stockholders' equity (deficit)        $  1,703,777            $  2,444,600


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007 and the 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

          See accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            December 31, 2008     December 31, 2007
ASSETS

Revenues                                                      $  931,205             $ 3,597,028
Cost of revenues                                                 490,767               5,734,261
Gross profit                                                     440,438              (2,137,233)

Operating expenses
 Advertising                                                     111,049               1,649,739
 Consulting and professional fees                                513,742               1,386,380
 Depreciation and amortization                                   180,606                 211,165
  Selling, general and administrative                            758,904               5,103,844
   Total operating expenses                                    1,564,301               8,351,128

Loss from operations                                          (1,123,863)            (10,488,361)

Other income (expense)
  Interest expense                                               (54,204)                (30,370)
  Interest income                                                      4                  16,864
  Loss on disposition of asset                                  (122,896)                     --
  Gain on cancellation of debt                                   201,397                      --
   Total other income (expense)                                   24,301                 (13,506)

Loss before provision for income taxes                        (1,099,562)            (10,501,867)

Provision for income taxes                                            --                      --

Net loss                                                     $(1,099,562)           $(10,501,867)

Loss per common share - basic and diluted (1)                $     (7.00)           $  (5,048.97)

Weighted average common shares outstanding
   - basic and diluted (1)                                       157,191                   2,080


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007 and the 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

      See accompanying Notes to Consolidated Financial Statements


                                    GAMEZNFLIX, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007




                                                             Additional      Stock                                   Total
                                            Common Stock      Paid-In     Subscriptions          Accumulated    Stockholders'
                                         Shares(1)   Amount    Capital       Receivable             Deficit         Equity
Balance, December 31, 2006                  519     $    1     $ 40,433,970    $(1,000,000)        $(33,582,926)  $ 5,851,045

Issuance of common stock for services,
  weighted average price of $0.001       10,970         11        1,371,045             --                   --     1,371,056

Issuance of common stock for cash         4,037          4          176,696        (25,000)                  --       151,700

Issuance of common stock
  related to debt
 conversion and exercise of
  related stock
  warrants - Golden State
  Investors, Inc.                        3,074           3        2,295,783            --                    --     2,295,786

Cancellation of stock subscriptions
  receivable                               (15)         (0)      (1,000,000)     1,000,000                   --            --

Net loss                                    --          --               --             --          (10,501,867)  (10,501,867)

Balance, December 31, 2007              18,585          19       43,277,494        (25,000)         (44,084,793)     (832,280)

Issuance of common stock for services,
  average price of $0.0005              78,235          78          363,060             --                   --       363,138

Issuance of common stock for cash       28,760          29           42,871         25,000                   --        67,900

Issuance of common stock
  related to debt
  conversion and exercise of
  related stock   warrants -
  Golden State Investors, Inc.          63,300          63          105,203             --                   --       105,266

Net loss                                    --          --               --             --           (1,099,562)   (1,099,562)

Balance, December 31, 2008             188,880    $    189      $43,788,628      $      --         $(45,184,355) $ (1,395,538)


(1) Adjusted for a 1 for 1,000 reverse split of the common stock effective on September 6, 2007 and the 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See accompanying Notes to Consolidated Financial Statements


                            GAMEZNFLIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            December 31, 2008     December 31, 2007
Cash flows from operating activities:
  Net loss                                                    $ (1,099,562)           $(10,501,867)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Stock-based compensation                                         363,138               1,371,056
  Debt discount amortization related
  to convertible debenture                                          20,044                  19,989
  Depreciation and amortization                                    377,200               3,916,832
  Cancellation of debt                                            (138,897)                     --
  Bad Debts expense                                                     --                 520,000
  Loss on disposal of assets                                       122,896                      --

Changes in operating assets and liabilities:
  Change in accounts receivable                                     14,735                  77,159
  Change in inventory                                               40,041                   4,800
  Change in prepaid expenses                                        15,000                 414,926
  Change in other assets                                           140,000                 713,034
  Change in accounts payable and accrued expenses                   58,190               2,345,616
  Change in bank overdraft                                         (49,203)                 49,203
  Change in deferred revenue                                       (30,227)               (118,898)

Net cash used in operating activities                             (166,645)             (1,188,150)

Cash flows from investing activities:
 Purchase of DVD's & games library                                      --              (1,551,691)
 Purchase of film library                                               --                 (99,750)
 Purchase of fixed assets                                               --                 (44,073)

Net cash used in investing activities                                   --              (1,695,514)

Cash flows from financing activities:
  Proceeds on notes payable                                         38,000                      --
  Payments on notes payable                                        (31,623)                     --
  Proceeds from advances from Golden State Investors, Inc.         104,874                  54,783
  Proceeds from convertible debenture                                   --                  51,020
  Proceeds from related party notes payable                         24,570                  16,351
  Proceeds from stock issuances                                     92,900               2,443,852

Net cash provided by investing activities                          228,721               2,566,006

Net change in cash and cash equivalents                             62,076                (317,658)

Cash, beginning of period                                           24,976                 342,634

Cash, end of period                                             $   87,052              $   24,976



See accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2008 AND 2007

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

Nature of Business.

In November 2008, the Company halted its previous operations of providing online movie (also referred to as a "DVD") and video game rentals to subscribers through its Internet website www.gameznflix.com. The Company is now working on additional business plans for its future operations.

Basis of Presentation.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that include Naturally Safe Technologies, Inc. ("NSTI"), GameZnFlix Entertainment, Inc. and GameZnFlix Racing and Merchandising, Inc. All intercompany balances and transactions have been eliminated. All common stock share numbers reflect the 1 for 10,000 reverse split of the Company's common stock on April 9, 2009.

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2008.

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

DVD and Video Game Libraries.

DVD's and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy. If the Company does sell any of its DVD and video game libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value.

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

Revenue Recognition and Cost of Revenue (all revenues reported in this report reflect the old operations prior to the closing of operations in November 2008).

Until November 2008 the subscription revenues are recognized ratably during each subscriber's monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of DVD's and video games are recorded upon shipment.

Cost of subscription revenues consists of referral expenses, fulfilment expenses, and postage and packaging expenses related to DVD's and video games provided to paying subscribers. Cost of DVD sales include the net book value of the DVD's sold and, where applicable, a contractually specified percentage of the sales value for the DVD's that are subject to revenue share agreements. DVD sales are considered non-significant and an incidental part of the business. Therefore, sales and related expenses were not separately accounted for.

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

Fulfilment Expenses (all fulfilment centers have been closed as of the date of this report).

Fulfilment expenses represent those costs incurred in operating and staffing the Company's fulfilment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company's DVD and video game libraries.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs for the years ended December 31, 2008 and 2007 were approximately $111,049 and $1,649,739, respectively.

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

At December 31, 2008, the Company has net operating loss carry forwards totalling approximately $45,184,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive, as they were during 2008 and 2007. During 2008 and 2007, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 3 and 3, respectively.

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

Stock-Based Compensation

Up through December 31, 2008, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123R, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123R.

Recent Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141R, "Business Combinations". SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60." The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In April 2008, the FASB issued FASB Staff Position ("FSP") No. 142-3, "Determination of the Useful Life of Intangible Assets." FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets". FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force ("EITF") No. 08-3, "Accounting for Lessees for Maintenance Deposits Under Lease Arrangements." EITF No. 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF No. 08-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 08-3 will have a material impact on the Company's consolidated financial position, results of operations and cash flows.

NOTE 2 - DVD'S AND VIDEO GAME LIBRARIES

DVD and video game libraries as of December 31, 2008 consisted of the following:

     DVD and video games libraries                       $ 7,643,907
     Less accumulated amortization                        (7,362,546)

     DVD and video games libraries, net                  $   281,361

NOTE 3 - FIXED ASSETS

Fixed assets as of December 31, 2008 consisted of the following:

     Computers and software                             $    318,318
     Furniture and fixtures                                   53,119
     Vehicles                                                245,665
     Office building                                         337,579
                                                             954,579
     Less accumulated depreciation                          (739,904)

     Fixed assets, net                                  $    214,777

NOTE 4 - FILM LIBRARY

Film library at December 31, 2008 consists of various films acquired throughout 2006. The Company amortizes the film library over the estimated useful life of eight years. The film library consisted of the following:

     Film library                                      $   1,572,750
     Less accumulated amortization                          (455,813)

     Film library, net                                 $   1,116,937

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of December 31, 2008 consists of a $40,920 to the Company's Chief Executive Officer, due on demand, unsecured and bearing no interest.

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

In accordance with EITF No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt. The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%. The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature. The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method. For the years ended December 31, 2008 and 2007, the Company has amortized a total of $43,319 and $17,581, respectively.

NOTE 7 - ADVANCE FROM GOLDEN STATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. (now know as Golden State Investors, Inc. - "Golden State") totalling $542,003 at December 31, 2008 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

NOTE 8 - COMMON STOCK

On September 6, 2007, the Company implemented a 1,000-to-1 reverse stock split which has been applied to the accompanying financial statements on a retroactive basis.

During 2008, the Company issued 109,695,034 free trading shares of common stock for services with a weighted average of $0.001 per share. $1,371,056 in expenses were recorded for these services.

During 2008, the Company issued 287,600,000 free trading shares of common stock for cash of $67,900.

During 2008, the Company issued 633,000,000 free trading shares of common stock relating to the debt conversion and exercise of related stock warrants to Golden State Investors, Inc.

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

During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706 (incorrectly reported in the 2005 Form 10-KSB as 540,000,000) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of December 31, 2008, there were options for 3 (30,000 pre split) shares that remain unexercised, which result in all 30,000,000 shares remaining to be issued under this plan (the registered amount was not reduced by the reverse split).

(b)  2006 Non-Employee Directors and Consultants Retainer Stock Plan.

On January 6, 2006, the Company adopted the 2006 Non-Employee
Directors and Consultants Retainer Stock Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non- employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 150,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. As of December 31, 2008, all shares have been issued under this plan.

(c)  2006 Stock Incentive Plan.

On January 6, 2006, the Company adopted the 2006 Stock Incentive Plan. This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase shares of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 250,000,000 shares of common stock under this plan have been registered as a result of a Form S-8 filed with the SEC. Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant. As of December 31, 2008, all shares of common stock under this plan been used.

(d)  2007 Stock and Option Plan.

On February 1, 2007, the Company adopted the 2007 Stock and
Option Plan, which registered 400,000,000 shares under a Form S-8 filed on February 14, 2007. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders. As of December 31, 2008, all the shares have been issued under this plan.

NOTE 10 - SUBSEQUENT EVENT

On April 9, 2009, the Company affected a 1 for 10,000 reverse split of its common stock. As a result of this reverse split, the number of outstanding shares of common stock as of that date was 188,880. Also, as of that date, the new trading symbol of the Company on the OTCBB was "GMZN." The Company did this reverse split in order to position it for being involved in a new venture, when that venture is located.

                            EXHIBIT INDEX

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

4.34    2007 Stock and Option Plan, dated February 1, 2007
        (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

4.35    Addendum to Convertible Debenture and Warrant to Purchase
        Common Stock, dated May 24, 2007 (incorporated by reference to Exhibit 4.35 of the Form 10-K filed on April 15, 2008).

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