Form 10-Q
period 2009-03-31
GAMEZNFLIX INC
filed 2009-05-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2009

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

                             (270) 598-0395
                       (Company's Telephone Number)

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

     Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes               No     X       .

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

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

       ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2009
                (UNAUDITED) AND DECEMBER 31, 2008                        4

                CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED) FOR THE THREE MONTHS
                ENDED MARCH 31, 2009 AND MARCH 31, 2008                  6

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED) FOR THE THREE MONTHS ENDED
                 MARCH 31, 2009 AND MARCH 31, 2008                       7

                 NOTES TO UNAUDITED CONSOLIDATED
                 FINANCIAL STATEMENTS                                    8

       ITEM 2.   MANAGEMIENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS          17

       ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                      26

       ITEM 4.   CONTROLS AND PROCEDURES                                26

       ITEM 4(T) CONTROLS AND PROCEDURES                                26

PART II - OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS                                      27

       ITEM 1A.  RISK FACTORS                                           28

       ITEM 2.   UNREGISTERED SALES OF EQUITY
                 SECURITIES AND USE OF PROCEEDS                         28

       ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                        28

       ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                 OF SECURITY HOLDERS                                    28

       ITEM 5.   OTHER INFORMATION                                      28

       ITEM 6.   EXHIBITS                                               29

SIGNATURE                                                               30


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               GAMEZNFLIX, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                              March 31, 2009      December 31, 2008
                                                                (Unaudited)

                                  ASSETS
Current assets
Cash                                                            $   34,922          $        87,052

Total current assets                                                34,922                   87,052

DVD and video game libraries, net of accumulated
   amortization of $7,362,546 for both periods                     281,361                  281,361
Fixed assets, net of accumulated depreciation of
   $582,745 and $549,527, respectively                             181,559                  214,777
Film library, net of accumulated amortization of
   $504,961 and $455,813, respectively                           1,067,789                1,116,937
Other assets                                                         3,650                    3,650

      Total assets                                              $1,569,281          $     1,703,777

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses                           $1,781,488          $     1,784,914
Current portion of long-term notes payable                         642,427                  642,427
Notes payable - related party                                        6,205                   40,920
Advance from Golden Gate Investors, Inc.                           542,003                  542,003

Total current liabilities                                        2,972,123                3,010,264

Note payable, less current portion of $0 for both periods               --                       --
Convertible debenture, net of unamortized debt discounts of
   $56,681 and $76,725, respectively                                93,980                   89,051

Total liabilities                                                3,066,103                3,099,315

Stockholders' equity (deficit)
Common stock; $0.001 par value; 5,000,000,000  shares
authorized, 188,880 and 188,880 issued and outstanding,
respectively (1)                                                       189                      189
Additional paid-in capital                                      43,788,628               43,788,628
Accumulated deficit                                            (45,285,639)             (45,184,355)

Total stockholders' equity (deficit)                            (1,496,822)              (1,395,538)

      Total liabilities and stockholders' equity (deficit)    $  1,569,281           $    1,703,777


(1) Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See Accompanying Notes to Consolidated Financial Statements


                                GAMEZNFLIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                    For the Three Months Ending
                                                              March 31, 2009            March 31, 2008
Revenues                                                      $            --           $     380,266
Cost of revenues                                                       49,148                 172,799
Gross profit                                                          (49,148)                207,467

Operating expenses
Advertising                                                                --                  17,409
Consulting and professional fees                                           --                  12,390
Depreciation and amortization                                          33,218                  47,670
Selling, general and administrative                                    13,989                 342,196

Total operating expenses                                               47,207                 419,665

Loss from operations                                                  (96,355)               (212,198)

Other income (expense)
Interest expense                                                       (4,929)                 (4,983)
Interest income                                                            --                   4,250

Total other income (expense)                                           (4,929)                   (733)

Loss before provision for income taxes                               (101,284)               (212,931)

Provision for income taxes                                                 --                      --

Net loss                                                           $ (101,284)             $ (212,931)

Loss per common share - basic and diluted                          $    (0.54)             $    (5.17)

Weighted average common shares outstanding - basic and diluted        188,880 (1)              41,197 (1)

(1) Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.


See Accompanying Notes to Consolidated Financial Statements


                                      GAMEZNFLIX, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                    For the Three Months Ending
                                                              March 31, 2009            March 31, 2008
Cash flows from operating activities:
Net loss                                                       $  (101,284)             $  (212,931)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
Debt discount amortization related to convertible debenture          4,929                    4,983
Depreciation and amortization                                       82,366                   65,334

Changes in operating assets and liabilities:
Change in accounts receivable                                           --                       48
Change in prepaid expenses                                              --                  (27,300)
Change in other assets                                                  --                   17,013
Change in accounts payable and accrued expenses                     (3,426)                  37,416

Net cash used in operating activities                              (17,415)                (115,437)

Cash flows from investing activities:
Purchase of DVD and video game libraries                                --                  (13,708)

Net cash used in investing activities                                   --                  (13,708)

Cash flows from financing activities:
Proceeds on notes payable                                               --                   10,047
Proceeds from advances from Golden Gate Investors, Inc.                 --                   50,688
Payments of related party notes payable                            (34,715)                      --
Proceeds from stock issuances                                           --                   54,000

Net cash provided by (used in) investing activities                (34,715)                 114,735

Net change in cash and cash equivalents                            (52,130)                 (14,410)

Cash, beginning of period                                           87,052                   24,976

Cash, end of period                                             $   34,922              $    10,566


See Accompanying Notes to Consolidated Financial Statements


                                          GAMEZNFLIX, INC.
                                        NOTES TO CONSOLIDATED
                                        FINANCIAL STATEMENTS
                                            (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of GameZnFlix, Inc., A Nevada Corporation ("Company"), have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2008.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity, and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2009 and the results of operations, stockholders' equity, and cash flows for the three and nine months then ended. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

In November 2008, the Company halted its previous operations of providing online movie (also referred to as a "DVD") and video game rentals to subscribers through its Internet website, www.gameznflix.com. The Company is now working on additional business plans for its future operations.

2.  SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2009.

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

Advertising Costs

The Company expenses all costs of advertising as incurred.
Advertising costs for the three months ended March 31, 2009 and 2008 were approximately $0 and $17,409, respectively.

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

At March 31, 2009, the Company had net operating loss carry forwards totaling approximately $45,286,000. The carry forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income
(loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2009 and 2008. During 2009 and 2008, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 3 and 3, respectively.

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

Stock-Based Compensation

Up through March 31, 2009, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123R, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123R.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133." The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," do not provide adequate information about how derivative and hedging activities affect an entity's financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

NOTE 3 - DVD AND VIDEO GAME LIBRARIES

DVD and video game libraries as of March 31, 2009 consisted of the following:

     DVD and video game libraries          $ 7,643,907
     Less accumulated amortization          (7,362,546)

     DVD and video game libraries, net     $   281,361

NOTE 4 - FIXED ASSETS

Fixed assets as of March 31, 2009 consisted of the following:

     Computers and software                $   297,902
     Furniture and fixtures                     73,508
     Vehicles                                  183,314
     Office building                           209,579
                                               764,303
     Less accumulated depreciation            (582,745)

     Fixed assets, net                     $   181,558

NOTE 5 - FILM LIBRARY

Film library at March 31, 2009 consists of various films acquired throughout 2006. The Company amortizes the film library over the estimated useful life of eight years. The film library consisted of the following:

     Film library                          $  1,572,750
     Less accumulated amortization             (504,961)

     Film library, net                     $  1,067,789

NOTE 6 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of March 31, 2009 consists of a $6,205 to the Company's Chief Executive Officer, due on demand, unsecured and bearing no interest.

NOTE 7 - CONVERTIBLE DEBENTURES

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

In accordance with EITF No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt. The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%. The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature. The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method. For the period ended March 31, 2009, the Company had amortized a total of $48,248.

NOTE 8 - ADVANCE FROM GOLDEN STATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. (now know as Golden State Investors, Inc. - "Golden State") totaling $542,003 at March 31, 2009 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

NOTE 9 - COMMON STOCK

During 2008, the Company issued 782,347,000 free trading shares of common stock for services with a weighted average of $0.0005 per share. $363,138 in expenses was recorded for these services.

During 2008, the Company issued 287,600,000 free trading shares of common stock upon the exercise of stock options granted under the Company's 2007 Stock and Option Plan, realizing cash of $67,900.

During 2008, the Company issued 633,000,000 free trading shares of common stock relating to the debt conversion and exercise of related stock warrants to Golden State Investors, Inc.

NOTE 10 - STOCK COMPENSATION PLANS

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

During 2003, the Company granted options for 25,000,000 shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004. During August 2004, the Company granted options for 42,042,294 shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004. During December 2004, the Company granted options for 30,000,000 shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006. During 2005, the Company granted options for 302,957,706 (incorrectly reported in the 2005 Form 10-KSB as 540,000,000) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date. As of March 31, 2009, there were options for 3 (30,000 pre split) shares that remain unexercised, which result in all 30,000,000 shares remaining to be issued under this plan (the registered amount was not reduced by the reverse split).

NOTE 11 - SUBSEQUENT EVENTS

(a) On April 9, 2009, the Company affected a 1 for 10,000 reverse split of its common stock. As a result of this reverse split, the number of outstanding shares of common stock as of that date was 188,880. Also, as of that date, the new trading symbol of the Company on the OTCBB was "GMZN." The Company did this reverse split in order to position it for being involved in a new venture, when that venture is located.

(b) On April 22, 2009, the Company issued 500,000 restricted shares of common stock to the Company's chief executive office, John Fleming. This stock was valued at $5,000 ($0.01 per share) and was issued upon approval of the Company's board of directors for services rendered to the Company). As of that date, the total issued and outstanding common stock of the Company was 688,880.

(c) On April 22, 2009, the Company adopted a new 2009 Stock and Option Plan, which registered 500,000 shares under a Form S-8 registration statement filed with the SEC on April 27, 2009. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders.

(d) On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation ("TBC"), where the Company will acquire all of the outstanding common stock of TBC. Under this agreement, all 11,000,000 shares of TBC common stock issued and outstanding will be acquired by the Company for 11,000,000 shares of restricted common stock of the Company. Marty Schiff, the current President of TBC, will remain in that position with TBC.
John Fleming, Chief Executive Officer of the Company, is also a stockholder of TBC. When the restricted shares of Company common stock are actually issued, an amended Form 8-K will be filed.

TBC is intended to provide a fresh new viewing experience in the world of business news, focusing on high quality programming as it pertains to Over the Counter Bulletin Board (OTCBB) companies and companies quoted on the Pink OTC Markets. The goal of TBC will be to provide each of the potential cable affiliates with outstanding programming and support as TBC strives to introduce a powerful insight into the "Small Cap" world of business. By building quality relationships and executing its intended objectives, it is intended that TBC Today will develop into a highly viewed business channel.

On April 30, 2009, subsequent to the execution of the Acquisition Agreement, Marty Schiff, the President and a stockholder of TBC, was appointed to the board of directors of the Company. Mr. Schiff is expected to be named to the Company's Audit Committee. There is no arrangement or understanding between the new director and any other persons pursuant to which such director was selected as a director.

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

Overview.

     The Company currently has no operations. In November 2008 the Company shutdown its website and discontinued offering its video game and DVD rental service to the public. In addition, as of November 2008 the Company closed all of its warehouses, accept for Kentucky that houses the entire inventory.

     At this time the Company is looking for possible other business ventures or partnerships to acquire or merge with. Therefore, the Company intends to search for business opportunities, particularly toward small and medium-sized enterprises. The Company does not propose to restrict its search to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company. Business opportunities may come to the Company's attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company may pay a finder's fee in connection with any such transaction.

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

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.
..
Results of Operations.

(a)  Revenues.

     The Company had gross revenues of $0 for the three months ended March 31, 2009 compared to $380,266 for the three months ended March 31, 2008, a decrease of $380,266 or 100%. Gross revenues decreased due to the company closing operations in November 2008

(b)  Cost of Revenues.

     The Company had cost of revenues of $49,148 for the three months ended March 31, 2009 compared to $172,799 for the three months ended March 31, 2008, a decrease of $123,651 or approximately 72%. Cost of revenues decreased as the Company had no current operations but did continued to depreciate the rental library.

(c)  Advertising.

     The Company had advertising expenses of $0 for the three months ended March 31, 2009 compared to $17,409 for the three months ended March 31, 2008, a decrease of $17,409 or 100%. The decrease was caused by the Company closing its operations in November 2008.

(d)  Selling, General and Administrative Expenses.

     The Company had selling, general and administrative expenses of $13,989 for the three months ended March 31, 2009 compared to $342,196 for the three months ended March 31, 2008, a decrease of $328,207 or approximately 96%. The decrease in selling, general and administrative expenses was principally due to the company closing operations in November 2008.

(e)  Professional/Consultant Fees.

     The Company had professional fees of approximately $0 for the three months ended March 31, 2009 compared to $12,390 for the three months ended March 31, 2008, a decrease of $12,390 or 100%. Decrease in professional fees during the three months ended March 31, 2009 compared to the prior period was primarily a result of decreased need of business consultants. The professional fees for the three months ended are for securities and legal fees. Currently there are no outside consultants under agreement with the Company.

(f)  Net Loss.

     The Company had a net loss of $101,284 for the three months ended March 31, 2009 compared to $212,931 for the three months ended March 31, 2008, a decrease of $111,647 or approximately 52 %. The decreases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2009.

Factors That May Affect Operating Results.

     The Company is also subject to the following specific factors that may affect its operations:

(a) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Expenses.

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

(b) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

(c)  Risks and Costs of Complying with Section 404 of the Sarbanes-
Oxley Act.

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

(d)  The Inability to Issue Shares Upon Conversion of Debentures
Would Require the Company to Pay Penalties to Golden Gate.

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

(e)  Repayment of Debentures, If Required, Would Deplete Available Capital.

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

Operating Activities.

     The net cash used in operating activities was $17,415 for the three months ended March 31, 2009 compared to $115,437 for the three months ended March 31, 2008, a decrease of $98,002 or approximately 85%. This decrease is attributed to many changes from period to period, including an increase in depreciation and amortization. Investing Activities.

     Net cash used in investing activities was $0 for the three months ended March 31, 2009 compared to $13,708 for the three months ended March 31, 2008, a decrease of $13,708 or 100%. This decrease resulted primarily from reduced purchases of DVD's, games, and films.

Liquidity and Capital Resources.

     As of March 31, 2009, the Company had total current assets of $34,922 and total current liabilities of $2,972,123, resulting in a working capital deficit of $2,937,201. The Company's cash balance as of March 31, 2009 totaled $34,922. Overall, cash and cash equivalents for the three months ended March 31, 2009 decreased by $52,130.

     As of December 31, 2008, the Company had total current assets of $87,052 and total current liabilities of $3,010,264 resulting in a working capital deficit of $2,923,212. The cash balance as of December 31, 2008 totaled $87,052. The cash flow from financing activities for the year ended December 31, 2008 resulted in a positive cash flow of $228,721. Overall, cash and cash equivalents for the year ended December 31, 2008 increased by $62,076.

     Net cash used in financing activities was $34,715 for the three months ended March 31, 2009 compared to cash provided by financing activities of $114,735 for the three months ended March 31, 2009, a decrease of $149,450 or approximately 130%. This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

     The Company's current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. Therefore, the Company's continued operations, as well as the full implementation of its business plan (including allocating resources to increase library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

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

     The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share. As of March 31, 2009, a total of 711 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to the warrant providing the Company approximately $7,884,820.

     The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000). In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006. As of March 31, 2009, a total of 650 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

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

Changes in Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2009. There were no purchases of the Company's common stock by the Company or its affiliates during the three months ended March 31, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.  OTHER INFORMATION.

Corrections.

     A portion of Note 8 to the financials statements contained in the Form 10-K for the year ended December 31, 2008 should be amended to read:

"During 2008, the Company issued 782,347,000 free trading shares of common stock for services with a weighted average of $0.0005 per share. $363,138 in expenses was recorded for these services.

During 2008, the Company issued 287,600,000 free trading shares of common stock upon the exercise of stock options granted under the Company's 2007 Stock and Option Plan, realizing cash of $67,900."

Subsequent Events.

     (a) On April 9, 2009, the Company affected a 1 for 10,000 reverse split of its common stock. As a result of this reverse split, the number of outstanding shares of common stock as of that date was 188,880. Also, as of that date, the new trading symbol of the Company on the OTCBB was "GMZN." The Company did this reverse split in order to position it for being involved in a new venture, when that venture is located.

     (b) On April 22, 2009, the Company issued 500,000 restricted shares of common stock to the Company's chief executive office, John Fleming. This stock was valued at $5,000 ($0.01 per share) and was issued upon approval of the Company's board of directors for services rendered to the Company). As of that date, the total issued and outstanding common stock of the Company was 688,880.

     (c) On April 22, 2009, the Company adopted a new 2009 Stock and Option Plan, which registered 500,000 shares under a Form S-8 registration statement filed with the SEC on April 27, 2009. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as "Employees") of the Company and its subsidiaries to receive options to purchase the Company's common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company's stockholders.

     (d) On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation ("TBC"), where the Company will acquire all of the outstanding common stock of TBC. Under this agreement, all 11,000,000 shares of TBC common stock issued and outstanding will be acquired by the Company for 11,000,000 shares of restricted common stock of the Company. Marty Schiff, the current President of TBC, will remain in that position with TBC.
John Fleming, Chief Executive Officer of the Company, is also a stockholder of TBC. When the restricted shares of Company common stock are actually issued, an amended Form 8-K will be filed.

     TBC is intended to provide a fresh new viewing experience in the world of business news, focusing on high quality programming as it pertains to Over the Counter Bulletin Board (OTCBB) companies and companies quoted on the Pink OTC Markets. The goal of TBC will be to provide each of the potential cable affiliates with outstanding programming and support as TBC strives to introduce a powerful insight into the "Small Cap" world of business. By building quality relationships and executing its intended objectives, it is intended that TBC Today will develop into a highly viewed business channel.

     On April 30, 2009, subsequent to the execution of the Acquisition Agreement, Marty Schiff, the President and a stockholder of TBC, was appointed to the board of directors of the Company. Mr.
Schiff is expected to be named to the Company's Audit Committee.
There is no arrangement or understanding between the new director and any other persons pursuant to which such director was selected as a director.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.


                                      SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GameZnFlix, Inc.



Dated: May 14, 2009                    By: /s/  John Fleming
                                       John Fleming,
                                       Chief Executive Officer
                                       (principal financial and
                                       accounting officer)

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

10.11    Acquisition Agreement between the Company and TBC Today,
         Inc., dated April 30, 2009 (incorporated by reference to
         Exhibit 10 of the Form 8-K filed on May 4, 2009).

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