Form 10-Q
period 2009-06-30
TBC GLOBAL NEWS NETWORK, INC.
filed 2009-08-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

TBC GLOBAL NEWS NETWORK, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0224051
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1535 Blackjack Road, Franklin, Kentucky 42134
(Address of Principal Executive Offices)

(270) 598-0395       .
(Company’s Telephone Number)

______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of August 4, 2009, the Company had 385,429,310 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009
	(UNAUDITED) AND DECEMBER 31, 2008	3

	CONSOLIDATED STATEMENTS OF OPERATIONS
	(UNAUDITED) FOR THE THREE AND SIX MONTHS
	ENDED JUNE 30, 2009 AND JUNE 30, 2008	5

	CONSOLIDATED STATEMENTS OF CASH FLOWS
	(UNAUDITED) FOR THE SIX MONTHS ENDED
	JUNE 30, 2009 AND JUNE 30, 2008	6

	NOTES TO UNAUDITED CONSOLIDATED
	FINANCIAL STATEMENTS	7

ITEM 2.	MANAGEMIENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

ITEM 4(T).	CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	26

ITEM 1A.	RISK FACTORS	26

ITEM 2.	UNREGISTERED SALES OF EQUITY
	SECURITIES AND USE OF PROCEEDS	26

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE
	OF SECURITY HOLDERS	26

ITEM 5.	OTHER INFORMATION	27

ITEM 6.	EXHIBITS	27

SIGNATURE		28

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets
Cash	$15,497	$87,052
Total current assets	15,497	87,052

DVD and video game libraries, net of accumulated amortization of $7,643,907 and $7,362,546, respectively	—	281,361
Fixed assets, net of accumulated depreciation of $611,005 and $549,527, respectively	153,298	214,777
Film library, net of accumulated amortization of $554,110 and $455,813, respectively	1,018,640	1,116,937
Other assets	3,650	3,650

Total assets	$1,191,085	$1,703,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,793,305	$1,784,914
Current portion of long-term notes payable	642,427	642,427
Notes payable - related party	725	40,920
Advance from Golden Gate Investors, Inc.	534,481	542,003
Total current liabilities	2,970,938	3,010,264

Note payable, less current portion of $642,427 for both periods	—	—
Convertible debenture, net of unamortized debt discounts of $56,681 and $76,725, respectively	98,894	89,051

Total liabilities	3,069,832	3,099,315

Stockholders’ equity (deficit)
Common stock; $0.001 par value; 5,000,000,000 shares authorized, 889,593 and 188,880 issued and outstanding, respectively (1)	900	189
Additional paid-in capital	43,897,908	43,788,628
Accumulated deficit	(45,777,555)	(45,184,355)

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

	June 30, 2009	December 31, 2008
	(Unaudited)

Total stockholders’ equity (deficit)	(1,878,747)	(1,395,538)

Total liabilities and stockholders’ equity (deficit)	$1,191,085	$1,703,777

(1)  Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$—	$305,797	$—	$686,063
Cost of revenues	330,079	115,704	379,227	288,503
Gross profit	(330,079)	190,093	(379,227)	397,560

Operating expenses
Advertising	—	43,696	—	61,105
Consulting and professional fees	6,400	16,897	6,400	29,287
Depreciation and amortization	28,261	46,871	61,479	94,541
Selling, general and administrative	113,313	235,182	127,302	577,378
Total operating expenses	147,974	342,646	195,181	762,311

Loss from operations	(478,053)	(152,553)	(574,408)	(364,751)

Other income (expense)
Interest expense	(13,863)	(9,066)	(18,792)	(14,049)
Interest income	—	—	—	4,250
Other income (expense)	—	—	—	-
Total other income (expense)	(13,863)	(9,066)	(18,792)	(9,799)

Loss before provision for income taxes	(491,916)	(161,619)	(593,200)	(374,550)

Provision for income taxes	—	—	—	—

Net loss	$(491,916)	$(161,619)	$(593,200)	$(374,550)

Loss per common share - basic and diluted	$(0.66)	$(0.94)	$(1.27)	$(0.00)

Weighted average common shares outstanding - basic and diluted	740,568	83,416	466,248	62,617

      (1)  Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(593,200)	$(374,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	102,400	8,400
Debt discount amortization related to convertible debenture	9,912	9,967
Depreciation and amortization	441,136	193,081
Changes in operating assets and liabilities:
Change in accounts receivable	—	279
Change in prepaid expenses	—	(12,300)
Change in convertible debenture	—	13,930
Change in accounts payable and accrued expenses	8,392	(4,965)
Change in deferred revenue	—	(28,104)
Net cash used in operating activities	(31,360)	(194,262)

Cash flows from investing activities:
Purchase of DVD and game libraries	—	(13,708)
Purchase of film library	—	(5,778)
Purchase of fixed assets	—	(19,597)
Net cash used in investing activities	—	(39,083)

Cash flows from financing activities:
Proceeds on notes payable	—	62,210
Proceeds from advances from Golden Gate Investors, Inc.	—	82,177
Proceeds from stock issuances	—	92,900
Payments to related parties	(40,195)	—
Net cash provided by (used in) investing activities	(40,195)	237,287

Net change in cash and cash equivalents	(71,555)	3,942

Cash, beginning of period	87,052	24,976

Cash, end of period	$15,497	$28,918

Supplemental Information:
Stock issued for conversion of debt and warrants	$7,590	$—

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TBC Global New Network, Inc., A Nevada Corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2008.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2009 and the results of operations, stockholders’ equity, and cash flows for the three and six months then ended.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.  All common stock share numbers reflect the 1 for 10,000 reverse split of the Company’s common stock on April 9, 2009.

In November 2008, the Company halted its previous operations of providing online movie (also referred to as a “DVD”) and video game rentals to subscribers through its Internet website, www.gameznflix.com.

On May 7, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.  This amendment changed the name of the Company to TBC Global News Network, Inc.  This corporate action had previously been approved by consent of a majority of the outstanding shares of common stock of the Company.  As of July 30, 2009, the new trading symbol for the Company is “TGLN.”

The Company (www.tbcglobalnews.com) is a 24-hour a day, 7 days a week programming service designed as a turnkey solution for cable providers to add to their channel line-up.  The Company intends to operate studios and facilities for the broadcasting of programs through its soon to be acquired subsidiary, TBC Today, Inc. (www.tbctoday.tv) in the United States.  The broadcast programming is focused on business related products, including but not limited to, USA business news, business profiles and late night business oriented movies (genres such as reality, documentary, movie, drama and biography).  The Company intends to produce programming in its own facilities or acquire programming from external sources.   The programming material is intended to be delivered to full power broadcasters, cable networks, and proprietary head-in systems or direct to satellite systems or IP Television (IPTV), for transmission to viewers.  With the ever changing world of information and the ability to access this information within seconds, the Company intends to offer a whole new way to experience this information by targeting not only the business news but by looking at the inside makings of business itself along with an entertainment element.

2.           SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments.

The fair value of the Company’s cash, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2009.

Property, Plant, and Equipment.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally from three years to five years, and forty years for a building.

Impairment of Long-Lived Assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

DVD and Video Game Libraries.

DVD’s and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy.  If the Company does sell any of its DVD and video game libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value. During the three-months ended June 30, 2009, the Company decided to write-off the $1 salvage value on the DVD’s and video games.  This has been recorded as depreciation expense in cost of goods sold in this period, and the DVD’s and video games have now been completely depreciated and their book value is $0.

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

Cost of subscription revenues consists of referral expenses, fulfilment expenses, and postage and packaging expenses related to DVD’s and video games provided to paying subscribers. Cost of DVD sales include the net book value of the DVD’s sold and, where applicable, a contractually specified percentage of the sales value for the DVD’s that are subject to revenue share agreements.  DVD sales are considered non-significant and an incidental part of the business. Therefore, sales and related expenses were not separately accounted for.

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

Fulfilment expenses represent those costs incurred in operating and staffing the Company’s fulfilment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD and video game libraries.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs for the three months ended June 30, 2009 and 2008 were approximately $0 and $43,696, respectively.  Advertising costs for the six months ended June 30, 2009 and 2008 were approximately $0 and $61,105, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

At June 30, 2009, the Company has net operating loss carry-forwards totaling approximately $45,777,500. The carry-forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

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

Segment Reporting

The Company follows SFAS No. 130, “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123R, “Share-Based Payment.”

Recent Pronouncements

In June of 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of SFAS No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this SFAS will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.”  SFAS No. 167 expands the scope of Interpretation No. 46(R) to include entities that had been considered qualifying special purpose entities prior to elimination of the concept by SFAS No. 166.  SFAS No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  SFAS No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

SFAS No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  SFAS No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This SFAS will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  SFAS No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  SFAS No. 166 is effective as of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

NOTE 2 – DVD AND VIDEO GAME LIBRARIES

DVD and video game libraries as of June 30, 2009 and December 31, 2008 consisted of the following:
	June 30, 2009	December 31, 2008

DVD and video game libraries	$7,643,907	$7,643,907
Less accumulated amortization	(7,643,907)	(7,362,546)

DVD and video game libraries, net	$—	$281,361

NOTE 3 - FIXED ASSETS

Fixed assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Computers and software	$297,902	$297,902
Furniture and fixtures	73,508	73,508
Vehicles	183,314	183,314
Office building	209,579	209,579
764,303	764,303
Less accumulated depreciation	(611,005)	(549,526)

Fixed assets, net	$153,298	$214,777

NOTE 4 – FILM LIBRARY

Film library at June 30, 2009 and December 31, 2008 consists of various films acquired through 2006.  The Company amortizes the film library over the estimated useful life of eight years.  The film library consisted of the following:

	June 30, 2009	December 31, 2008

Film library	$1,572,750	$1,572,750
Less accumulated amortization	(554,110)	(455,813)

Film library, net	$1,018,640	$1,116,937

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of June 30, 2009 consists of a $725 to the Company’s Chief Executive Officer, due on demand, unsecured and bearing no interest.

NOTE 6 - CONVERTIBLE DEBENTURES

On November 1, 2006, the Company entered into a convertible debenture totaling $100,000 that matures November 2011, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price is based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder’s election to convert such unpaid balances.  Additionally, the debt holder is entitled to a warrant to purchase 10,000 shares of common stock at an exercise price of $1.09 per share.  The debt holder does not have the right and the Company does not have the obligation to convert any portion of the convertible debenture that will cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company’s common stock.

In accordance with EITF No. 00-27, the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt.  The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%.  The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature.  The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method.  As of June 30, 2009, the Company has amortized a total of $53,231.

NOTE 7 – ADVANCE FROM GOLDEN STATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. (now know as Golden State Investors, Inc. – “Golden State”) totaling $534,481 at June 30, 2009 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

NOTE 8 – COMMON STOCK

On April 9, 2009, the Company affected a 1 for 10,000 reverse split of its common stock.  As a result of this reverse split, the number of outstanding shares of common stock as of that date was 188,880.  Also, as of that date, the new trading symbol of the Company on the OTCBB was “GMZN.”  The Company did this reverse split in order to position it for being involved in a new venture.

On April 22, 2009, the Company issued 500,000 restricted shares of common stock to the Company’s chief executive office, John Fleming.  This stock was valued at $80,000 ($0.16 per share) and was issued upon approval of the Company’s board of directors for services rendered to the Company).

On April 27, 2009, the Company issued 100,000 free trading shares of common stock to one of the Company’s Directors, Mark Crist and 40,000 free trading shares of common stock to an outside individual for services rendered to the Company.  This stock was valued at $22,400 ($0.16 per share) and was issued upon approval of the Company’s board of directors for services rendered to the Company.  These shares were registered under a Form S-8 registration statement filed with the SEC.

NOTE 9 - STOCK COMPENSATION PLANS

Stock Incentive Plan.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 4 to this plan on July 13, 2005). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 600,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8’s filed with the Securities and Exchange Commission.  Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

During 2003, the Company granted options for 25,000,000 (2,500 post reverse split) shares to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004.  During August 2004, the Company granted options for 42,042,294 (4,204 post reverse split) shares to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004.  During December 2004, the Company granted options for 30,000,000 (3,000 post reverse split) shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006.  During 2005, the Company granted options for 302,957,706 (30,296 post reverse split) (incorrectly reported in the 2005 Form 10-KSB as 540,000,000 (54,000 post reverse split)) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date.  As of June 30, 2009, there were options for 30,000 (3 post reverse split) shares that remain unexercised, which result in all 30,000,000 (3,000 post reverse split) shares remaining to be issued under this plan.

2009 Stock and Option Plan.

On April 22, 2009, the Company adopted a new 2009 Stock and Option Plan, which registered 500,000 shares under a Form S-8 registration statement filed with the SEC on April 27, 2009.  This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions.  The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders.  As of June 30, 2009, there were 360,000 shares remaining to be issued under this plan.

NOTE 10 – SUBSEQUENT EVENTS

(a)  On July 29, 2009, the Company issued restricted shares of common stock to the directors of the Company for their services to the Company, as follows:  (1) 150,000,000 shares to John Fleming, valued at $10,500,000 ($0.07 per share); (2) 100,000,000 shares to Mark Crist, valued at $7,000,000 ($0.07 per share); and (3) 100,000,000 shares to Marty Schiff, valued at $7,000,000 ($0.07 per share).

(b)  On July 31, 2009 and August 4, 2009, the Company sold a total of 35,429,310 restricted shares of common stock to two investors (17,714,655 each), with the shares valued at $2,480,052 ($0.07 per share).  This transaction involved the payment of a promissory note, dated December 31, 2008, between the Company and The Business Channel, Inc., a Nevada corporation, by the assignment of the rights and interests to a payment of that promissory note to those investors, along with other consideration.

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

Overview.

TBC Global News Network, Inc. (www.tbcglobalnews.com) is a 24-hour a day, 7 days a week programming service designed as a turnkey solution for cable providers to add to their channel line-up.  The Company intends to operate studios and facilities for the broadcasting of programs through its soon to be acquired subsidiary, TBC Today, Inc. (www.tbctoday.tv) in the United States.  The broadcast programming is focused on business related products, including but not limited to, USA business news, business profiles and late night business oriented movies (genres such as reality, documentary, movie, drama and biography).  The Company intends to produce programming in its own facilities or acquire programming from external sources.   The programming material is intended to be delivered to full power broadcasters, cable networks, and proprietary head-in systems or direct to satellite systems or IP Television (IPTV), for transmission to viewers.  With the ever changing world of information and the ability to access this information within seconds, the Company intends to offers a whole new way to experience this information by targeting not only the business news but by looking at the inside makings of business itself along with an entertainment element never before applied to such service.

The Company intends to handle all production and promotion for the 24-hour schedule, including daily programming guides, station ID's, upcoming specials, commercial insertion, cue tone generation, program and content quality control and all trafficking.  The schedule is intended to include programming on the following:

•	business news

•	international and domestic business profiles

•	stock quotes on the OTCBB and Pink Sheets

•	market analysis from the OTCBB and Pink Sheets

•	industry analysis from the OTCBB and Pink Sheets

•	late night business movies

Programming is intended to be available to cable affiliates, IPTV and over the air broadcasters sometime in 2010.   IPTV is a system where digital television service is delivered using Internet protocol over a network infrastructure, which may include delivery by a broadband connection. This IP based platform can offer significant advantages, including the ability to integrate television with other IP-based services like high speed Internet access.

The Company is intended to be a new network with a fresh approach to educating the promising entrepreneur.  From Internet start-ups to traditional business, the Company intends to provide the tools necessary for better management and valuable insight from industry piers.  The Company intends to offer a different approach to business and business news by providing unique, entertaining programming with an extensive library of resources all in layman’s terms and all in one place.  With a focusing on news, tools, and resources for smaller businesses and promising entrepreneurs, the Company seeks to carve out a new niche in the market.

In the future, the Company may add satellite transmission to the global cable and satellite market to reach Canada, Mexico, The Caribbean, Central and South America, Europe, Asia, and the Pacific Rim.

Results of Operations.

(a)           Revenues.

The Company had gross revenues of $0 for the three and six months ended June 30, 2009 compared to $305,797 and $686,063 for the three and six months ended June 30, 2008.  Gross revenues decreased due to the company closing its prior operations in November 2008

(b)           Cost of Revenues.

The Company had cost of revenues of $330,079 and $379,227 for the three and six months ended June 30, 2009 compared to $115,704 and $288,503 for the three and six months ended June 30, 2008, an increase of $214,375 and $90,724 or approximately 185% and 31%, respectively. Cost of revenues increased as the Company had no current operations but did continue to depreciate the rental library.

(c)           Advertising.

The Company had advertising expenses of $0 for the three and six months ended June 30, 2009 compared to $43,696 and $61,105 for the three and six months ended June 30, 2008.  The decrease was caused by the Company closing its prior operations in November 2008.

(d)           Selling, General and Administrative Expenses.

The Company had selling, general and administrative expenses of $113,313 and $127,302 for the three and six months ended June 30, 2009 compared to $235,182 and $577,378 for the three and six months ended June 30, 2008, a decrease of $121,869 and $450,076 or approximately 52% and 78%, respectively. The decrease in selling, general and administrative expenses was principally due to the company closing its prior operations in November 2008.

(e)           Professional/Consultant Fees.

The Company had professional fees of approximately $6,400 for the three and six months ended June 30, 2009 compared to $16,897 and $29,287 for the three and six months ended June 30, 2008.   Decrease in professional fees during the three months ended June 30, 2009 compared to the prior period was primarily a result of decreased need of business consultants. Currently there are no outside consultants under agreement with the Company.

(f)           Net Loss.

The Company had a net loss of $491,916 and $593,200 for the three and six months ended June 30, 2009 compared to $161,619 and $374,550 for the three and six months ended June 30, 2008, an increase of $330,297 and $218,650 or approximately 204% and 58%, respectively. The increases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2009.

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

(b)           The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employee.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

(c)              Risks and Costs of Complying with Section 404 of the Sarbanes-Oxley Act.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting.  The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008.  In subsequent years, the Company’s independent registered public accounting firm will be required to opine on those internal control and management’s assessment of those control.  In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

The Company evaluated its existing control for the year ended December 31, 2008.  The Company’s Chief Executive Officer identified material weaknesses in the Company’s internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2008.  The identified material weaknesses did not result in material audit adjustments to the Company’s 2008 financial statements; however, uncured material weaknesses could negatively impact the Company’s financial statements for subsequent years.

The Company cannot be certain that it will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that the Company’s auditors will not have to report a material weakness in connection with the presentation of the Company’s financial statements.  If the Company fails to comply with the requirements of Section 404 or if the Company’s auditors report such material weakness, the accuracy and timeliness of the filing of the Company’s annual report may be materially adversely affected and could cause investors to lose confidence in its reported financial information, which could have a negative effect on the trading price of the common stock.  In addition, a material weakness in the effectiveness of the Company’s internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce the Company’s ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on the Company’s business, results of operations and financial condition.

Further, the Company believes that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 could be significant.  If the time and costs associated with such compliance exceed the Company’s current expectations, its results of operations could be adversely affected.

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

Operating Activities.

The net cash used in operating activities was $31,360 for the six months ended June 30, 2009 compared to $194,262 for the six months ended June 30, 2008, a decrease of $162,902 or approximately 84%.  This decrease is attributed to many changes from period to period.

Investing Activities.

Net cash used in investing activities was $0 for the six months ended June 30, 2009 compared to $39,083 for the six months ended June 30, 2008.  This decrease resulted primarily from reduced purchases of DVD’s, games, and films.

Liquidity and Capital Resources.

As of June 30, 2009, the Company had total current assets of $15,497 and total current liabilities of $2,970,938, resulting in a working capital deficit of $2,955,441.  The Company’s cash balance as of June 30, 2009 totaled $15,497.  Overall, cash and cash equivalents for the six months ended June 30, 2009 decreased by $71,555.

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

Net cash used in financing activities was $40,195 for the six months ended June 30, 2009 compared to cash provided by financing activities of $237,287 for the six months ended June 30, 2009, a decrease of $277,482 or approximately 117%.  This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months.  Therefore, the Company’s continued operations, as well as the full implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

In connection with this need for funding, the Company entered into a financing arrangement with Golden Gate: A Securities Purchase Agreement with Golden Gate on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 (1,500 post reverse split) shares of common stock.  The shares underlying these securities were registered under a Form SB-2 registration statement filed in January 2005.

The warrant is exercisable into 15,000,000 (1,500 post reverse split) shares of common stock at an exercise price of $1.09 ($10,900 post reverse split) per share.  As of June 30, 2009, a total of 711 (post reverse split) shares were issued related to the warrant providing the Company approximately $7,884,820.

The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 (1,500 post reverse split) shares of common stock was issued (also exercisable at $1.09 ($10,900 post reverse split) per share into 20,339,100 (2,034 post reverse split) shares of common stock, providing future funding of approximately $16,350,000).  In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006.  As of June 30, 2009, a total of 650 (post reverse split) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

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

(b)           DVD and Video Game Libraries.

DVD’s and video games are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy.  During the three-months ended June 30, 2009, the Company decided to write-off the $1 salvage value on the DVD’s and video games.  This has been recorded as depreciation expense in cost of goods sold in this period and the DVD’s and video games have now been completely depreciated and their book value is $0.

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

Cost of subscription revenues consists of referral expenses, fulfilment expenses, and postage and packaging expenses related to DVD’s and video games provided to paying subscribers. Cost of DVD sales include the net book value of the DVD’s sold and, where applicable, a contractually specified percentage of the sales value for the DVD’s that are subject to revenue share agreements.  DVD sales are considered non-significant and an incidental part of the business. Therefore, sales and related expenses were not separately accounted for.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business.  There are no material legal proceedings to report, except as outlined in the last Form 10-K.  There are no changes to those legal proceedings as reported in that Form 10-K.

ITEM 1A.  RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A.of Part I of the Company’s latest Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2009 that were not previously reported.  There were purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2009, as follows:

(a)  On April 22, 2009, the Company issued 500,000 restricted shares of common stock to the Company’s chief executive office, John Fleming.  This stock was valued at $80,000 ($0.16 per share) (incorrectly reported in the last Form 10-Q as $0.01 per share) and was issued upon approval of the Company’s board of directors for services rendered to the Company).

(b)  On April 27, 2009, the Company issued 100,000 free trading shares of common stock to one of the Company’s Directors, Mark Crist and 40,000 free trading shares of common stock to an outside individual for services rendered to the Company.  This stock was valued at $22,400 ($0.16 per share) and was issued upon approval of the Company’s board of directors for services rendered to the Company.  These shares were registered under a Form S-8 registration statement filed with the SEC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Acquisition of TBC Today.

In a Form 8-K filed on May 4, 2009, the Company reported that on April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation (“TBC”), where the Company will acquire all of the outstanding common stock of TBC.  Under that agreement, all 11,000,000 shares of TBC common stock issued and outstanding will be acquired by the Company for 11,000,000 shares of restricted common stock of the Company.  As of the filing of this Form 10-Q, the shares of common stock of the Company have not yet been issued due to the recent name and symbol change.  This transaction should be completed shortly.

Subsequent Events.

(a)  On July 29, 2009, the Company issued restricted shares of common stock to the directors of the Company for their services to the Company, as follows:  (1) 150,000,000 shares to John Fleming, valued at $10,500,000 ($0.07 per share); (2) 100,000,000 shares to Mark Crist, valued at $7,000,000 ($0.07 per share); and (3) 100,000,000 shares to Marty Schiff, valued at $7,000,000 ($0.07 per share).

(b)  On July 31, 2009 and August 4, 2009, the Company sold a total of 35,429,310 restricted shares of common stock to two investors (17,714,655 each), with the shares valued at $2,480,052 ($0.07 per share).  This transaction involved the payment of a promissory note, dated December 31, 2008, between the Company and The Business Channel, Inc., a Nevada corporation, by the assignment of the rights and interests to a payment of that promissory note to those investors, along with other consideration.

These issuances were undertaken under Rule 506 of Regulation D under the Securities Act of 1933.  That is, the transactions did not involve a public offering and the investor represented that he is a “sophisticated” investor as defined in Rule 502 of Regulation D.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC Global New Network, Inc.

Dated: August 12, 2009	By:	/s/ John Fleming
John Fleming,
Chief Executive Officer (principal financial and accounting officer)

EXHIBIT INDEX

Number	Description

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

2.4	Acquisition Agreement between the Company and stockholders of Veegeez.com, LLC, dated September 25, 2003 (incorporated by reference to Exhibit 2 of the Form 8-K filed on October 9, 2003).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2003).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 15, 2003).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2003).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 19, 2004).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 21, 2004)

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3 of the Form 8-K filed on July 22, 2005).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3 of the Form 8-K filed on March 27, 2006).

3.9	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 10 of the Form 8-K filed on July 2, 2009).

3.10	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on March 21, 2000).

4.2	1997 Incentive Compensation Program, as amended (incorporated by reference to Exhibit 10.1 of the Form SB-2 POS filed on August 28, 2000).

4.3	Common Stock Purchase Warrant issued to Alliance Equities, Inc., dated May 21, 2000 (incorporated by reference to Exhibit 4.1 to the Form SB-2 filed on June 2, 2000).

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

4.27	Amended and Restated Stock Incentive Plan (Amendment No. 2), dated January 28, 2005 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on February 2, 2005).

4.28	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated April 15, 2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on April 18, 2005).

4.29
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 7), dated July 13, 2005 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on July 21, 2005).

4.30	Amended and Restated Stock Incentive Plan (Amendment No. 4), dated July 13, 2005 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on July 21, 2005).

4.31	2006 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 6, 2006 (incorporated by reference to Exhibit 4.1 of the Form S-8 fled on January 17, 2006).

4.32	2006 Stock Incentive Plan, dated January 6, 2006 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 17, 2006).

4.33	Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated January 17, 2006 (incorporated by reference to Exhibit 4.26 of the Form SB-2 filed on March 30, 2006).

4.34	2007 Stock and Option Plan, dated February 1, 2007 (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

4.35	Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007 (incorporated by reference to Exhibit 4.35 of the Form 10-K filed on April 15, 2008).

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

10	Acquisition Agreement between the Company and TBC Today, Inc., dated April 30, 2009 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 4, 2009).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

16.6	Letter on Change in Certifying Accountant, dated January 2, 2006 (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21	Subsidiaries of the Company (filed herewith).

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).