Form 10-Q
period 2009-09-30
TBC GLOBAL NEWS NETWORK, INC.
filed 2009-11-23
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

TBC GLOBAL NEWS NETWORK, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0224051
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

130 West Kentucky Avenue, Franklin, Kentucky 42134
(Address of Principal Executive Offices)

(270) 586-0280
(Company’s Telephone Number)

1535 Blackjack Road, Franklin, Kentucky 42134
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes           No     X   .

As of September 30, 2009, the Company had 424,605,279 shares of common stock issued and outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	PAGE

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2009
(UNAUDITED) AND DECEMBER 31, 2008	4

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED) FOR THE THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008	6

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008	7

NOTES TO UNAUDITED CONSOLIDATED
FINANCIAL STATEMENTS	8

ITEM 2. MANAGEMIENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK	25

ITEM 4. CONTROLS AND PROCEDURES	25

ITEM 4(T). CONTROLS AND PROCEDURES	25

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS	27

ITEM 1A. RISK FACTORS	27

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	27

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	27

ITEM 5. OTHER INFORMATION	28

ITEM 6. EXHIBITS	28

SIGNATURE	28

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$19,682	$87,052
Prepaid expenses	--	--
Total current assets	19,682	87,052

DVD’s and video games libraries, net of accumulated amortization of $7,643,907 and $7,362,546, respectively	--	281,361
Fixed assets, net of accumulated depreciation of $636,657 and $549,527, respectively	140,655	214,777
Film library, net of accumulated amortization of $603,257 and $455,813, respectively	969,492	1,116,937
Other assets	3,650	3,650

Total assets	$1,133,479	$1,703,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,721,638	$1,784,914
Current portion of long-term notes payable	642,427	642,427
Notes payable - related party	775	40,920
Advance from Golden Gate Investors, Inc.	477,599	542,003
Total current liabilities	2,842,439	3,010,264

Note payable, less current portion of $0 for both periods	--	--
Convertible debenture, net of unamortized debt discounts of $41,731 and $76,725, respectively	102,932	89,051

Total liabilities	2,945,371	3,099,315

Stockholders’ equity (deficit)
Common stock; $0.001 par value; 5,000,000,000 shares authorized, 424,605,279 and 188,800 issued and outstanding, respectively (1)	424,605	189
Additional paid-in capital	71,250,676	43,788,628
Accumulated deficit	(73,487,173)	(45,184,355)

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

	September 30, 2009	December 31, 2008
	(Unaudited)

Total stockholders’ equity (deficit)	(1,811,892)	(1,395,538)

Total liabilities and stockholders’ equity (deficit)	$1,133,479	$1,703,777

(1)  Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$101,231	$179,803	$101,231	$865,867
Cost of revenues	113,151	86,634	492,378	374,867
Gross profit	(11,920)	93,439	(391,147)	491,000

Operating expenses
Advertising	--	39,757	--	100,862
Consulting and professional fees	3,234,235	18,652	3,240,635	56,339
Depreciation and amortization	25,651	46,696	87,130	141,237
Selling, general and administrative	24,432,773	120,783	24,560,075	698,161
Total operating expenses	27,692,659	225,888	27,887,840	996,599

Loss from operations	(27,704,579)	(132,449)	(28,278,987)	(505,599)

Other income (expense)
Interest expense	(5,038)	(8,595)	(23,830)	(22,644)
Interest income	--	--	--	4,250
Total other income (expense)	(5,038)	(8,595)	(23,830)	(18,394)

Loss before provision for income taxes	(27,709,617)	(141,044)	(28,302,817)	(523,993)

Provision for income taxes	--	--	--	--

Net loss	$(27,709,617)	$(141,044)	$(28,302,817)	$(523,993)

Loss per common share - basic and diluted	$(0.10)	$(0.90)	$(0.30)	$(5.66)

Weighted average common shares outstanding - basic and diluted (1)	276,580,248	157,191	93,615,655	92,577

      (1)  Adjusted for a 1 for 10,000 reverse split of the common stock effective on April 9, 2009.

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Nine Months Ending
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(28,302,817)	$(523,993)
Adjustments to reconcile net loss to net cash provided by operating activities:
Debt discount amortization related to convertible debenture	14,950	--
Depreciation and amortization	515,936	285,149
Stock based compensation	27,768,874	8,400
Changes in operating assets and liabilities:
Change in accounts receivable	--	279
Change in prepaid expenses	--	10,000
Change in other assets	--	13,929
Change in accounts payable and accrued expenses	(11,160)	75,983
Change in bank overdraft	--	(49,203)
Change in deferred revenue	--	(28,067)
Change in other current liabilities	--	5,295
Net cash used in operating activities	(14,217)	(202,228)

Cash flows from investing activities:
Purchase of fixed assets	(13,008)	(19,598)
Purchase of DVD’s and games libraries	--	(19,486)
Net cash used in investing activities	(13,008)	(39,084)

Cash flows from financing activities:
Proceeds from convertible debenture	--	15,005
Proceeds from advances from Golden Gate Investors, Inc.	--	82,177
Proceeds from short-term debt	--	167,868
Payments on related party notes payable	(40,145)	(107,636)
Proceeds from stock issuances	--	92,850
Net cash provided by (used in) financing activities	(40,145)	250,264

Net change in cash and cash equivalents	(67,370)	8,952

Cash, beginning of period	87,052	24,976

Cash, end of period	$19,682	$33,928

See Accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of TBC Global News Network, Inc., A Nevada Corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2008.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2009, and the results of operations and cash flows for the three and nine months then ended.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

The Company (www.tbcglobalnews.com) is a 24-hour a day, 7 days a week programming service designed as a turnkey solution for cable providers to add to their channel line-up.  The Company intends to operate studios and facilities for the broadcasting of programs through its subsidiary, TBC Today, Inc. (www.tbctoday.tv) in the United States.  The broadcast programming is focused on business related products, including but not limited to, USA business news, business profiles and late night business oriented movies (genres such as reality, documentary, movie, drama and biography).  The Company intends to produce programming in its own facilities or acquire programming from external sources.   The programming material is intended to be delivered to full power broadcasters, cable networks, and proprietary head-in systems or direct to satellite systems or IP Television (IPTV), for transmission to viewers.  With the ever changing world of information and the ability to access this information within seconds, the Company intends to offer a whole new way to experience this information by targeting not only the business news but by looking at the inside makings of business itself along with an entertainment element.

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2009.

Property, Plant, and Equipment.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally from three years to five years, and forty years for a building.

Impairment of Long-Lived Assets.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 (ASC Topic 360) “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

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

Revenue Recognition and Cost of Revenue.

Revenues are recorded and recognized as billed (COD) to clients. These products include advertising airtime, video production, editing and advertising sponsorships for produced segments.  During period ending September 30, 2009 revenues consisted of approximately $400.00 of final release of credit card security hold for the closed GameZnFlix operations and approximately $100,800.00 of advertising sponsorship in the subsidiary TBC Today, Inc.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs for the three months ended September 30, 2009 and 2008 were approximately $0 and $43,696, respectively.  Advertising costs for the nine months ended September 30, 2009 and 2008 were approximately $0 and $61,105, respectively.

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

At September 30, 2009, the Company has net operating loss carry-forwards totaling approximately $73,000,000. The carry-forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

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

Segment Reporting

The Company follows SFAS No. 130 (ASC Topic 280), “Disclosures About Segments of an Enterprise and Related Information.”  The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123R, “Share-Based Payment.”

Recent Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the SEC issued under authority of federal securities laws are also sources of GAAP for SEC registrants.  Existing GAAP was not intended to be changed as a result of the ASC, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The Codification will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of SFAS No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this SFAS will have no impact on the Company’s financial reporting.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.”  SFAS No. 167 expands the scope of Interpretation No. 46(R) to include entities that had been considered qualifying special purpose entities prior to elimination of the concept by SFAS No. 166.  SFAS No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  SFAS No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  SFAS No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  SFAS No. 166 is effective as of each reporting entity’s first annual reporting period that begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

NOTE 2 – DVD AND VIDEO GAME LIBRARIES

DVD and video game libraries as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

DVD and video game libraries	$7,643,907	$7,643,907
Less accumulated amortization	(7,643,907)	(7,362,546)

DVD and video game libraries, net	$--	$281,361

NOTE 3 - FIXED ASSETS

Fixed assets as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Computers and software	$297,902	$297,902
Furniture and fixtures	86,517	73,508
Vehicles	183,314	183,314
Office building	209,579	209,579
	777,312	764,303
Less accumulated depreciation	(636,657)	(549,526)

Fixed assets, net	$140,655	$214,777

NOTE 4 – FILM LIBRARY

Film library at September 30, 2009 and December 31, 2008 consists of various films acquired through 2006.  The Company amortizes the film library over the estimated useful life of eight years.  The film library consisted of the following:

	September 30, 2009	December 31, 2008

Film library	$1,572,750	$1,572,750
Less accumulated amortization	(603,258)	(455,813)

Film library, net	$969,492	$1,116,937

NOTE 5 - NOTE PAYABLE - RELATED PARTY

Note payable - related party as of September 30, 2009 consists of a $775 to the Company’s Chief Executive Officer, due on demand, unsecured and bearing no interest.

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

In accordance with Emerging Issues Task Force (“EITF”) No. 00-27 (ASC Topic 470), the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt.  The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%.  The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature.  The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method.  As of September 30, 2009, the Company has amortized a total of $53,231.

NOTE 7 – ADVANCE FROM GOLDEN STATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. (now know as Golden State Investors, Inc. – “Golden State”) totaling $477,599 at September 30, 2009 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

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

On July 29, 2009, the Company issued restricted shares of common stock to the directors of the Company for their services to the Company, as follows:  (a) 150,000,000 shares to John Fleming, valued at $10,500,000 ($0.07 per share); (b) 100,000,000 shares to Mark Crist, valued at $7,000,000 ($0.07 per share); and (c) 100,000,000 shares to Marty Schiff, valued at $7,000,000 ($0.07 per share).

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

On August 5, 2009 the Company issued 1,816,376 restricted shares of common stock to Golden Gate Investors under a debenture conversion (this reduced the amount of the debenture by $1,000).  In addition, on the date, Golden Gate also exercised a warrant for 100,000 shares of common stock, resulting in proceeds to the Company of $109,000.  All this stock was valued at $104,260 ($0.0574 per share).

NOTE 9 - STOCK COMPENSATION PLANS

Stock Incentive Plan.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 4 to this plan on July 13, 2005). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 60,000 (600,000,000 pre reverse split) shares of common stock authorized under this plan have been registered as a result of Form S-8’s filed with the Securities and Exchange Commission.  Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

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

2009 Stock and Option Plan.

On April 22, 2009, the Company adopted a new 2009 Stock and Option Plan, which initially registered 500,000 shares under a Form S-8 registration statement filed with the SEC on April 27, 2009 (this plan was subsequently on August 8, 2009 and another Form S-8 was filed on August 27, 2009 to register an additional 25,000,000 shares of common stock).  This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions.  The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders.  As of September 30, 2009, there were 100,000 shares remaining to be issued under this plan.

NOTE 10 – ACQUISITION OF TBC TODAY, INC.

On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation, where the Company acquired all of the outstanding common stock of TBC (as reported in a Form 8-K filed on May 4, 2009).  Under this agreement, all 11,000,000 shares of TBC Today, Inc. common stock issued and outstanding were acquired by the Company for 11,000,000 shares of restricted common stock of the Company.  Marty Schiff, the current President of TBC Today, Inc., remained in that position with TBC Today, Inc.  John Fleming, Chief Executive Officer of the Company, is also a stockholder of TBC Today, Inc.  On August 14, 2009 the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc. in completing this acquisition.  The stock was valued at $440,000 ($0.04 per share) and was approved.

NOTE 11 – SUBSEQUENT EVENTS

(a)  On October 2, 2009, the Company further amended its 2009 Stock and Option Plan another Form S-8 was filed on October 9, 2009 to register an additional 100,000,000 shares of common stock).

(b)  On October 27, 2009, the Company issued 2,800,000 free trading shares of common stock under the 2009 Stock and Option Plan to Marty Schiff, one of the directors of the Company, for services rendered to the Company.  These shares were valued at $58,800 ($0.021 per share).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

TBC Global News Network, Inc. (www.tbcglobalnews.com) is a 24-hour a day, 7 days a week programming service designed as a turnkey solution for cable providers to add to their channel line-up.  The Company intends to operate studios and facilities for the broadcasting of programs through its subsidiary, TBC Today, Inc. (www.tbctoday.tv), in the United States.  The broadcast programming is focused on business related products, including but not limited to, USA business news, business profiles and late night business oriented movies (genres such as reality, documentary, movie, drama and biography).  The Company intends to produce programming in its own facilities or acquire programming from external sources.   The programming material is intended to be delivered to full power broadcasters, cable networks, and proprietary head-in systems or direct to satellite systems or IP Television (IPTV), for transmission to viewers.  With the ever changing world of information and the ability to access this information within seconds, the Company intends to offers a whole new way to experience this information by targeting not only the business news but by looking at the inside makings of business itself along with an entertainment element never before applied to such service.

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

The Company is intended to be a new network with a fresh approach to educating the promising entrepreneur.  From Internet start-ups to traditional business, the Company intends to provide the tools necessary for better management and valuable insight from industry peers.  The Company intends to offer a different approach to business and business news by providing unique, entertaining programming with an extensive library of resources all in layman’s terms and all in one place.  With a focusing on news, tools, and resources for smaller businesses and promising entrepreneurs, the Company seeks to carve out a new niche in the market.

           In the future, the Company may add satellite transmission to the global cable and satellite market to reach Canada, Mexico, The Caribbean, Central and South America, Europe, Asia, and the Pacific Rim.

Results of Operations.

(a)           Revenues.

The Company had gross revenues of $101,231 for the three and nine months ended September 30, 2009 compared to $179,803 and $865,867 for the three and nine months ended September 30, 2008, a decrease $78,572 and $764,636, or approximately 44% and 88%, respectively.  Gross revenues decreased from 2008 due to the company closing its DVD operations and acquiring TBC Today, Inc in August 2009, which reported approximately $100,000 in revenue from advertising sponsorship and video production.

(b)           Cost of Revenues.

The Company had cost of revenues of $113,151 and $492,378 for the three and nine months ended September 30, 2009 compared to $86,364 and $374,867 for the three and nine months ended September 30, 2008, an increase of $26,787 and $117,511, or approximately 31% and 31%, respectively. Cost of revenues increased as the Company’s subsidiary TBC Today accounted for $63,572 of the total for production of its products and the balance is depreciation and amortization of the parent’s inventory and the parent with no current operations

(c)           Advertising.

The Company had advertising expenses of $0 for the three and nine months ended September 30, 2009 compared to $39,757 and $100,862 for the three and nine months ended September 30, 2008.  The decrease was caused by the Company closing its prior operations in November 2008 and its new subsidiary not having any related costs.

(d)           Selling, General and Administrative Expenses.

The Company had selling, general and administrative expenses of $24,432,773 and $24,560,075 for the three and nine months ended September 30, 2009 compared to $120,783 and $698,161 for the three and nine months ended September 30, 2008, an increase of $24,311,990 and $23,861,914, or approximately 20,000% and 3,400%, respectively. The increase in selling, general and administrative expenses was principally due to the issuing of restricted stock to the officers and directors of the company during the quarter.

(e)           Professional/Consultant Fees.

The Company had professional fees of approximately $3,234,235 and 3,240,635 for the three and nine months ended September 30, 2009 compared to $18,652 and $56,339 for the three and nine months ended September 30, 2008, an increase of $3,215,583 and $3,240,636, or approximately 13,700% and 4,500%, respectively..   The increase in professional fees during the three months ended September 30, 2009 compared to the prior period was primarily a result of increased need of business consultants and legal fees.

(f)           Net Loss.

The Company had a net loss of $27,709,617 and $28,302,817 for the three and nine months ended September 30, 2009 compared to $141,044 and $523,993 for the three and nine months ended September 30, 2008, an increase of $27,572,130 and $27,777,824 or approximately 19,000% and 5,300%, respectively. The increases in net losses are the result of the factors mentioned above. The Company anticipates having a recurring net loss during the remainder of 2009.

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

(c)              Risks and Costs of Complying with Section 404 of the Sarbanes-Oxley Act.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting.  The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ending December 31, 2009.  In subsequent years, the Company’s independent registered public accounting firm will be required to opine on those internal control and management’s assessment of those control.  In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

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

Operating Activities.

The net cash used in operating activities was $14,217 for the nine months ended September 30, 2009 compared to $202,228 for the nine months ended September 30, 2008, a decrease of $188,011 or approximately 93%.  This decrease is attributed to many changes from period to period.

Investing Activities.

Net cash used in investing activities was $13,008 for the nine months ended September 30, 2009 compared to $39,084 for the nine months ended September 30, 2008.  This decrease resulted primarily from the change in operations form a DVD rental company to that of the television news and production company.

Liquidity and Capital Resources.

As of September 30, 2009, the Company had total current assets of $19,682 and total current liabilities of $2,842,439, resulting in a working capital deficit of $2,822,757.  The Company’s cash balance as of September 30, 2009 totaled $19,682.  Overall, cash and cash equivalents for the nine months ended September 30, 2009 decreased by $67,370.

            As of September 30, 2008, the Company had total current assets of $19,682 and total current liabilities of $2,842,439 resulting in a working capital deficit of $2,822,757.  The cash balance as of September 30, 2008 totaled $19,682. Overall, cash and cash equivalents for the year ended September 30, 2008 decreased by $67,370.

Net cash used in financing activities was $40,145 for the nine months ended September 30, 2009 compared to cash provided by financing activities of $250,264 for the nine months ended September 30, 2008, a decrease of $210,119 or approximately 84%.  This decrease resulted from a reduction of funds provided by Golden Gate Investors, Inc. as a result of the Addendum to Convertible Debenture and Warrant to Purchase Common Stock, between that firm and the Company (as discussed below)

The Company’s current cash balance will not be sufficient to fund its operations for the next twelve months.  Therefore, the Company’s continued operations, as well as the full implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden Gate.

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

The warrant is exercisable into 15,000,000 (1,500 post reverse split) shares of common stock at an exercise price of $1.09 ($10,900 post reverse split) per share.  As of September 30, 2009, a total of 100,711 (post reverse split) shares were issued related to the warrant providing the Company approximately $7,994,000.

The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden Gate in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 (1,500 post reverse split) shares of common stock was issued (also exercisable at $1.09 ($10,900 post reverse split) per share into 20,339,100 (2,034 post reverse split) shares of common stock, providing future funding of approximately $16,350,000).  In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006.  As of September 30, 2009, a total of 650 (post reverse split) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

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

           If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results.  In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

·	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; (c) revenue recognition and cost of revenue; and (d) impairment of long-lived assets.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(c)           Revenue Recognition and Cost of Revenue.

Revenues are recorded and recognized as billed (COD) to clients. These products include advertising airtime, video production, editing and advertising sponsorships for produced segments.  During period ending September 30, 2009 revenues consisted of approximately $400.00 of final release of credit card security hold for the closed GameZnFlix operations and approximately $100,800.00 of advertising sponsorship in the subsidiary TBC Today, Inc.

(d)           Impairment of Long-Lived Assets.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2009 that were not previously reported, except as follows:

(a)  On August 5, 2009 the Company issued 1,816,376 restricted shares of common stock to Golden Gate Investors under a debenture conversion (this reduced the amount of the debenture by $1,000).  In addition, on the date, Golden Gate also exercised a warrant for 100,000 shares of common stock, resulting in proceeds to the Company of $109,000.  All this stock was valued at $104,260 ($0.0574 per share).

(b)  On August 14, 2009 the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc in completing this acquisition.  The stock was valued at $440,000 ($.04 per share) and was approved.

These issuances were undertaken under Rule 506 of Regulation D under the Securities Act of 1933.  That is, the transactions did not involve a public offering and the investor represented that he is a “sophisticated” investor as defined in Rule 502 of Regulation D.

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2009 that were not previously reported.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Acquisition of TBC Today.

On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation, where the Company acquired all of the outstanding common stock of TBC (as reported in a Form 8-K filed on May 4, 2009).  Under this agreement, all 11,000,000 shares of TBC Today, Inc. common stock issued and outstanding were acquired by the Company for 11,000,000 shares of restricted common stock of the Company.  Marty Schiff, the current President of TBC Today, Inc., remained in that position with TBC Today, Inc.  John Fleming, Chief Executive Officer of the Company, is also a stockholder of TBC Today, Inc.  On August 14, 2009 the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc. in completing this acquisition.  The stock was valued at $440,000 ($0.04 per share) and was approved.

Subsequent Events.

(a)  On October 2, 2009, the Company further amended its 2009 Stock and Option Plan another Form S-8 was filed on October 9, 2009 to register an additional 100,000,000 shares of common stock).

(b)  On October 27, 2009, the Company issued 2,800,000 free trading shares of common stock under the 2009 Stock and Option Plan to Marty Schiff, one of the directors of the Company, for services rendered to the Company.  These shares were valued at $58,800 ($0.021 per share)

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC Global News Network, Inc.

Dated: November 23, 2009	By:	/s/ John Fleming
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

10	Acquisition Agreement between the Company and TBC Today, Inc., dated April 30, 2009 (incorporated by reference to Exhibit 10 of the Form 8-K filed on May 4, 2009).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

16.6	Letter on Change in Certifying Accountant, dated January 2, 2006 (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-Q filed on August 14, 2009).

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).