Form 10-K
period 2009-12-31
TBC GLOBAL NEWS NETWORK, INC.
filed 2010-04-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

TBC GLOBAL NEWS NETWORK, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0224051
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

130 West Kentucky Avenue, Franklin, Kentucky	42134
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number:  (270) 586-0280

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 15, 2010: $277,595.  As of March 15, 2010, the Company had 646,986,216 shares of common stock issued and outstanding.

PART I.

ITEM 1.                      BUSINESS.

Business Development.

TBC Global News Network, Inc. (“Company”) was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal stockholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc.  With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000.  On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated.  On March 5, 2003, the Company again amended the articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent.  On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000.  On January 26, 2004, the name of the Company was changed to “GameZnFlix, Inc” by the filing of amended articles of incorporation.  On December 16, 2004, the Company amended the articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares.  On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000, and on March 21, 2006 increased to 25,000,000,000.  On September 6, 2007, a 1 for 1,000 reverse split of common stock took place.  On December 31, 2007, 100,000,000 shares of Series B common stock and 10,000,000 shares of preferred stock were created by an amendment to the articles of incorporation.  On April 9, 2009, a 1 for 10,000 reverse split of common stock took place.

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

On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation, where the Company will acquire all of the outstanding common stock of TBC.  Under this agreement, all 11,000,000 shares of TBC Today, Inc. common stock issued and outstanding will be acquired by the Company for 11,000,000 shares of restricted common stock of the Company.  On August 14, 2009, the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc. in completing this acquisition.

On May 7, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.  This amendment changed the name of the Company to TBC Global News Network, Inc.  This corporate action had previously been approved by consent of a majority of the outstanding shares of common stock of the Company.

Business of the Company.

           As of November 2008, the Company ceased operations as a video game/DVD rental company and is looking for other business ventures to be acquired.  During 2009, the Company continued its search for business opportunities, acquired a startup television production company, and began conducting that business. The subsidiary, TBC Today, Inc. produces video news, business profiles, and television advertisements either in a studio or on location in high definition format.

The management continued to search for other business opportunities as described below.  Therefore, the Company intends to search for business opportunities, particularly toward small and medium-sized enterprises.  The Company does not propose to restrict its search to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources.  This includes industries such as service, manufacturing, high technology, product development, medical, communications and others.  The Company’s discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.  No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company.  Business opportunities may come to the Company’s attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  The Company may pay a finder’s fee in connection with any such transaction.

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

The analysis of business opportunities will be under the supervision of the Company’s officers and directors.  In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the Company’s proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.  In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

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

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, and will include miscellaneous other terms.

Employees.

The Company currently has 1 employee.  The employee operates in the area of general business operations and management.

ITEM 1A.                   RISK FACTORS.

Risks Relating to the Business.

(a)           The Company Has a History of Losses That May Continue.

The Company incurred net losses of $29,505,099 for the year ended December 31, 2009 and $1,099,562 for the year ended December 31, 2008.  The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future.  If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses.  The Company’s possible success is dependent upon the successful development and marketing of a new line of business (which has not been fully established yet).  Any future success that the Company might enjoy will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time.  These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors.  These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations.

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

(c)           The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employees.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

(d)            Risks and Costs of Complying with Section 404 of the Sarbanes-Oxley Act.

The Company is required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires it to maintain an ongoing evaluation and integration of the internal control over financial reporting.  The Company is required to document and test its internal control and certify that it is responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2009.  In subsequent years, the Company’s independent registered public accounting firm will be required to opine on those internal control and management’s assessment of those control.  In the process, the Company may identify areas requiring improvement, and the Company may have to design enhanced processes and controls to address issues identified through this review.

The Company evaluated its existing control for the year ended December 31, 2009.  The Company’s Chief Executive Officer identified material weaknesses in the Company’s internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.  The identified material weaknesses did not result in material restatement to the Company’s 2009 financial statements; however, uncured material weaknesses could negatively impact the Company’s financial statements for subsequent years.

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

On November 11, 2004, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (now known as Golden State Investors, Inc. – “Golden State”) for the sale of (i) $150,000 convertible debenture and (ii) a warrant to purchase 15,000,000 shares of common stock.

The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into common stock, at Golden State’s option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price.  The conversion price for the debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion.  The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.

On January 17, 2006, the Company entered into an Addendum to Convertible Debenture and Warrant to Purchase Common Stock with Golden State in which the debenture was increased to $300,000 and an additional warrant to purchase 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share).

La Jolla Cove Investors, Inc. (“LJCI”) was a party to a Securities Purchase Agreement and accompanying 7¾% Convertible Debenture, Warrant to Purchase Common Stock and Registration Rights Agreement with RMD Technologies, Inc. (collectively, as amended, “RMD Documents”), pursuant to which LJCI had advanced a total of $250,000 to RMD Technologies, Inc. (the “RMD Advance”).  LJCI assigned its interest in the RMD Documents and the RMD Advance to Golden State.  Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, Golden State agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company (“GGI Prepayment”).  The GGI Prepayment represented a prepayment towards the future exercise of warrant shares under the two warrants.  Under this Addendum, Golden State delivered to the Company $275,000 of the GGI Prepayment in cash (“First Prepayment”), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of this Addendum, Golden State transferred the RMD Advance and the RMD Documents to the Company.  Such transfer of the RMD Advance from Golden State to the Company is to constitute $250,000 of the GGI Prepayment (“Second Prepayment”).  For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden State, as set forth thereunder, until all of the First Prepayment shall be so applied.

Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden State delivered the remaining $300,000 of the GGI Prepayment in cash (“Third Prepayment”) to the Company.  Such transfer of the Third Prepayment constituted the final payment due from Golden State to the Company.  For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden State prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI Prepayment to Golden State within five days from the date of Golden State’s delivery to the Company of the written request of such refund.

In connection only with each Conversion under the Debenture that is associated with any of the GGI Prepayment (as defined herein) (such Conversions collectively referred to herein as the “Subsequent Conversions”) the Discount Multiplier for the Subsequent Conversions shall be equal to the lesser of (i) $0.20, or (ii) 90% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, or (iii) 90% of the Volume Weighted Average Price on the Trading Day prior to Holder’s election to convert.

On May 29, 2007, the Company and Golden State entered into an Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD’s rights, obligations, interests and liabilities under the RMD Transaction.

On June 15, 2007, the Company and Golden State entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock.  Under this Addendum, Golden State delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum (“GGI June Prepayment”).  The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden State upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI June Prepayment to Golden State within five days from the date of Golden State’s delivery to the Company of the written request of such refund.  This did not occur and since the nine month period has now expired, the Company and Golden State are in the process of renegotiating an extended due date for the debenture.

On September 17, 2007, the Company and Golden State entered into a Rescission Agreement in connection with a rescission of the Assignment and Assumption Agreement, dated as of May 29, 2007.  This rescission was made due to certain issues that arose in connection with the involvement of RMD Technologies, Inc. in this transaction.

As of March 15, 2010, the Company had 646,986,216 shares of common stock issued and outstanding.  The balance of the debenture as of that date of $260,885 that may be converted into an estimated 38,859,210,027 shares of common stock based on the closing price of $0.0009 on March 15, 2010 (conversion price is 82% of that amount: $0.000738) as of that date, and outstanding warrants to purchase 15,845,700 shares of common stock.  In addition, the number of shares of common stock issuable upon conversion of the outstanding debenture may increase if the market price of the common stock declines.  All of the shares, including all of the shares issuable upon conversion of the debenture and upon exercise of the warrants, may be sold without restriction.  The sale of these shares may adversely affect the market price of the common stock.

The continuously adjustable conversion price feature of the debenture could require the Company to issue a substantially greater number of shares, which will cause dilution to existing stockholders.

The Company’s obligation to issue shares upon conversion of the debenture to Golden State Investors, Inc. is essentially limitless.  The following is an example of the amount of shares of common stock that are issuable, upon conversion of the balance of the debenture of $260,885 as of March 15, 2010 (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing market price as of March 15, 2010 of $0.0009:

		Effective	Number	% of
% Below	Price Per	Conversion	of Shares	Outstanding
Market	Share	Price	Issuable	Stock (1)
25%	$0.000675	$0.000553	51,867,853,526	98.77%

50%	$0.00045	$0.000369	77,744,506,775	99.17%

75%	$0.000225	$0.000184	155,937,771,739	99.59%

(1)  Based on outstanding shares of common stock of 646,986,216 as of March 15, 2010.

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

(c)           The Issuance of Shares upon Conversion of the Debenture and Exercise of the Warrants May Cause Dilution to Existing Stockholders.

The issuance of shares upon conversion of the debenture and exercise of the warrants may result in substantial dilution to the interests of other stockholders since Golden State may ultimately convert and sell the full amount issuable on conversion.  Although Golden State may not convert the debenture and/or exercise the warrants if such conversion or exercise would cause it to own more than 9.9% of the Company’s outstanding common stock, this restriction does not prevent Golden State from converting and/or exercising some of its holdings and then converting the rest of its holdings.  In this way, Golden State could sell more than this limit while never holding more than this limit.  There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of the common stock.

(d)           If the Company is Unable to Issue Shares Upon Conversion of Debenture, Penalties are Required to be Paid to Golden State.

If the Company is unable to issue shares of common stock upon conversion of the debenture as a result of the inability to increase the authorized shares of common stock or as a result of any other reason, the Company is required to:

•
pay late payments to Golden State for late issuance of common stock upon conversion of the debenture, in the amount of $100 per business day after the delivery date for each $10,000 of debenture principal amount being converted.

•
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

•
if ten days after the date the Company is required to deliver common stock to Golden State pursuant to a conversion, Golden State purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden State of the common stock which it anticipated receiving upon such conversion (a “Buy-In”), then the Company is required to pay in cash to Golden State the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest   thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

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

Risks Relating to the Common Stock.

(a)           Common Stock Price May Be Volatile.

The trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance.  These factors include the following:

•           Price and volume fluctuations in the overall stock market from time to time;

·           Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;
•           Changes in regulatory policies with respect to business development companies;

•           Actual or anticipated changes in earnings or fluctuations in operating results;

•           General economic conditions and trends;

•           Loss of a major funding source; or

•           Departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

(b)           Absence of Cash Dividends May Affect Investment Value of Common Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company’s business.  Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(c)           No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Common Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.”  Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended.  Because the securities of the Company may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities.  Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) state in a highlighted format that it is unlawful for the broker or dealer to effect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) state in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement.  It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions.  Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been only a limited public market for the common stock of the Company.  This common stock is currently traded on the Over the Counter Bulletin Board (“OTCBB”).  As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the market value of the common stock.  The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

The Eligibility Rule of OTCBB states that issuers that are cited for filing delinquency in their Forms 10-K/Form 10-Q three times in a 24-month period and those OTCBB issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the OTCBB for a period of one year.  Under this rule, a company filing within the extension time set forth in a Notice of Late Filing (Form 12b-25) would not be considered late.  This rule would not apply to a company’s Current Reports on Form 8-K.

The Company has already been late with its filings two times in the past 24 months and could be delisted if it does not timely file its reports.  As a result, the market liquidity for Company securities could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s common stock and the ability of stockholders to sell their securities in the secondary market.

(e)           Failure to Maintain Market Makers May Affect Value of Company’s Stock.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.                      PROPERTIES.

The Company currently owns $117,527 ($769,457 less depreciation of $651,930) in fixed assets, $0 ($7,643,907 less amortization of $7,643,907) of DVD and video game inventory, and $920,344 ($1,572,750 less amortization of $652,406) of film libraries.  The Company’s corporate office is located in a leased property at 130 West Kentucky Avenue, Franklin, Kentucky 42134; five year lease (commenced in January 2006), with a rent of $4,150 per month for a 5,600 square foot space.

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

(d)  On July 18, 2007, an action was filed in Sacramento County, California  Superior Court, and entitled VPD, Inc. v. GameZnFlix, Inc.  In this action, the plaintiff claims that it was damaged as a result of not being paid for purchases made in 2007.  Subsequently, a default judgment in the amount of $791,995 was rendered to the Plaintiff.

ITEM 4.                      (REMOVED AND RESERVED).

PART II.

ITEM 5.                      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock began trading on the OTCBB under the symbol “SYCD”.  With the change in name to “Point Group Holdings, Incorporated”, the symbol changed to “PGHI” on December 13, 2002.  The symbol was changed to “GZFX” effective on February 6, 2004 with the change in the name of the Company to “GameZnFlix, Inc.”  With the reverse split of the Company’s common stock on September 6, 2007, the symbol was changed to “GMFX.”  With the reverse split of the Company’s common stock on April 9, 2009, the symbol was changed to “GMZN.”  The name of the Company was changed on May 7, 2010 to TBC Global News Network, Inc.; the symbol was also changed then to “TGLN.”  The range of closing prices shown below is as reported by the OTCBB.

The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 10,000 reverse split of the common stock that occurred on April 9, 2009.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2009

	High	Low

Quarter Ended December 31, 2009	$0.0385	$0.0024
Quarter Ended September 30, 2009	$0.10	$0.014
Quarter Ended June 30, 2009	$1.00	$0.08
Quarter Ended March 31, 2009	$1.00	$1.00

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2008

	High	Low

Quarter Ended December 31, 2008	$1.00	$1.00
Quarter Ended September 30, 2008	$2.00	$1.00
Quarter Ended June 30, 2008	$4.00	$1.00
Quarter Ended March 31, 2008	$2.00	$2.00

Holders of Common Equity.

As of March 31, 2010, the Company had 402 stockholders of record of its common stock.  The number of registered stockholders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividend Information.

The Company has not declared or paid a cash dividend to stockholders since it was organized.  The board of directors presently intends to retain any earnings to finance the operations and does not expect to authorize cash dividends in the foreseeable future.  Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

There were no sales of unregistered (restricted) securities during the three months ended on December 31, 2009.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended December 31, 2009.

ITEM 6.                      SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our audited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company closed down its online movie (also referred to as a “DVD”) and video game rentals to subscribers through its Internet website www.gameznflix.com in November 2008.  In August 2009, the Company acquired TBC Today, Inc., a video television and video production company and continued and to search for business opportunities, particularly toward small and medium-sized enterprises (as outlined in the Business of the Company section).

Results of Operations.

(a)           Revenues.

The Company had gross revenues of $76,339 for the year ended December 31, 2009 compared to $931,205 for the year ended December 31, 2008, a decrease of $854,866 or approximately 92%.  Gross revenues decreased significantly during the year ended December 31, 2009 compared to the prior period primarily due to the changing of the business model from video rental to television production.

(b)           Cost of Revenues.

The Company had cost of revenues of $774,658 for the year ended December 31, 2009 compared to $490,767 for the year ended December 31, 2008, an increase of $283,891 or approximately 58%.  This increase was the result of out sourcing production and developing methods during the learning curve of producing television video.

(c)           Advertising.

The Company had advertising expenses of $10,400 for the year ended December 31, 2009 compared to $111,049 for the year ended December 31, 2008, a decrease of $100,649, or approximately 91%.  Such advertising consisted of direct marketing through print, radio and online Internet advertising.

(d)           Selling, General and Administrative Expenses.

The Company had selling, general and administrative expenses of $25,071,900 for the year ended December 31, 2009 compared to $758,904 for the year ended December 31, 2008, an increase of $24,312,996 or approximately 3,204%. The increase in selling, general and administrative expenses was principally due to stock based compensation.

(e)           Consulting Fees and Professional Fees

The Company had consulting fees of $3,596,614 for the year ended December 31, 2009 compared to $513,742 for the year ended December 31, 2008, an increase of $3,082,872 or approximately 600%. The increase in consulting fees during the year ended December 31, 2009 compared to the prior period was primarily a result of increased need of business consultants to develop the television production and legal fees relating to debt collection actions.

(f)           Net Loss.

The Company had a net loss of $29,505,099 for the year ended December 31, 2009 compared to $1,099,562 for the year ended December 31, 2008, an increase of $28,405,537 or approximately 2,583%.  The decreases in net losses are the result of the factors mentioned above.

Operating Activities.

The net cash used in operating activities was $258,156 for the year ended December 31, 2009 compared to $166,645 for the year ended December 31, 2008, an increase of $91,511 or approximately 55%.  This increase is attributed to many changes from period to period, including an increase in accounts payable and accrued expenses.

Investing Activities.

Net cash used in investing activities was $13,553 for the year ended December 31, 2009 compared to $0 for the year ended December 31, 2008, an increase of $13,553 or 100%.  This increase resulted from increased purchases of fixed assets and the sale of a fixed asset.

Liquidity and Capital Resources.

As of December 31, 2009, the Company had total current assets of $33,493 and total current liabilities of $2,975,890 resulting in a working capital deficit of $2,942,397.  The cash balance as of December 31, 2009 totalled $33,493.  The cash flow from financing activities for the year ended December 31, 2009 resulted in a positive cash flow of $218,150.  Overall, cash and cash equivalents for the year ended December 31, 2008 increased by $62,076.

The net cash provided by financing activities was $218,150 for the twelve months ended December 31, 2009 from proceeds from debentures convertible into stock under the financing arrangement with Golden State Investors, Inc., as discussed below.  The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months.

The Company’s continued operations, as well as the full implementation of its business plan (including allocating resources to increase video media library content, distribution infrastructure and technology) will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.  In connection with this need for funding, the Company entered into a financing arrangement with Golden State: A Securities Purchase Agreement with Golden State on November 11, 2004 for the sale of (i) $150,000 in convertible debenture and (ii) a warrant to buy 15,000,000 shares of common stock.

The debenture bears interest at 4 3/4%, matures three years from the date of issuance, and is convertible into Company common stock, at Golden State’s option. The debenture is convertible into the number of shares of common stock equal to the principal amount of the debenture multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount of the debenture, and the entire foregoing result shall be divided by the conversion price.  The conversion price for the convertible debenture is the lesser of (i) $0.20, (ii) 82% of the average of the three lowest volume weighted average prices during the twenty trading days prior to the conversion, or (iii) 82% of the volume weighted average price on the trading day prior to the conversion.  Accordingly, there is in fact no limit on the number of shares into which the debenture may be converted.  However, in the event that the market price of the Company’s common stock is less than $0.015, the Company will have the option to prepay the debenture at 150% rather than having the debenture converted.  If the Company elects to prepay the debenture, Golden State may withdraw its conversion notice. In addition, Golden State is obligated to exercise the warrant concurrently with the submission of a conversion notice.

The warrant is exercisable into 15,000,000 shares of common stock at an exercise price of $1.09 per share.  As of December 31, 2009, a total of 711 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to the warrant providing the Company approximately $7,884,820.

Golden State has contractually agreed to restrict its ability to convert the debentures and/or exercise its warrants and receive shares of the Company’s common stock such that the number of shares of common stock held by its and its affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock.

The Company filed a registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden State in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 shares of common stock was issued (also exercisable at $1.09 per share into 20,339,100 shares of common stock, providing future funding of approximately $16,350,000).  In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006.  As of December 31, 2009, a total of 650 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

Under another Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007, Golden State agreed to deliver an aggregate of $825,000 in cash and other transferable rights and obligations to the Company (“GGI Prepayment”).  The GGI Prepayment represents a prepayment towards the future exercise of warrant shares under the two warrants.  Under this Addendum, Golden State delivered to the Company $275,000 of the GGI Prepayment in cash (“First Prepayment”), and upon the earlier to occur of (i) the date that $100,000 or less of the First Prepayment remains outstanding after the application of the remaining amount of the First Prepayment to the exercise of warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date of the Addendum, Golden State is to transfer the RMD Advance and the RMD Documents (as defined under Item 1A) to the Company.  Such transfer of the RMD Advance from Golden State to the Company constituted $250,000 of the GGI Prepayment (“Second Prepayment”).  For so long as any amount of the First Prepayment remains outstanding, such sums from the First Prepayment are first applied to any exercise of warrant shares under the warrants by Golden State, as set forth thereunder, until all of the First Prepayment shall be so applied.

Upon the earlier to occur of (i) the date that $100,000 or less of the Second Prepayment remains outstanding after the application of the remaining amount of the Second Prepayment to the exercise of the warrant shares under the Warrants pursuant to the terms of this Addendum, or (ii) the date that is thirty days from the date hereof, Golden State delivered the remaining $300,000 of the GGI Prepayment in cash (“Third Prepayment”) to the Company.  Such transfer of the Third Prepayment constituted the final payment due from Golden State to the Company.  For so long as any amount of the Second Prepayment remains outstanding, such sums from the Second Prepayment are first applied to any exercise of the warrant shares under the warrants by Golden State prior to any amount of the Third Prepayment being applied to such exercises, until all of the Second Prepayment is so applied.

In the event that any portion of the GGI Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the Warrants (including any portion of the GGI Prepayment for which warrant shares have not been delivered to GGI upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI Prepayment to Golden State within five days from the date of Golden State’s delivery to the Company of the written request of such refund.

In connection only with each Conversion under the Debenture that is associated with any of the GGI Prepayment (as defined herein) (such Conversions collectively referred to herein as the “Subsequent Conversions”) the Discount Multiplier for the Subsequent Conversions shall be equal to the lesser of (i) $0.20, or (ii) 90% of the average of the 3 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder’s election to convert, or (iii) 90% of the Volume Weighted Average Price on the Trading Day prior to Holder’s election to convert.

On May 29, 2007, the Company and Golden State entered into an Assignment and Assumption Agreement in connection with the assignment and transfer to the Company all of RMD’s rights, obligations, interests and liabilities under the RMD Transaction.

On June 15, 2007, the Company and Golden State entered into another Addendum to Convertible Debenture and Warrant to Purchase Common Stock.  Under this Addendum, Golden State delivered an aggregate of $175,000 in cash to the Company within three days of the date of this Addendum (“GGI June Prepayment”).  The GGI June Prepayment represents a prepayment towards the future exercise of warrant shares under the warrants.

In the event that any portion of the GGI June Prepayment remains outstanding and not applied to the exercise of warrant shares by Golden State under the warrants (including any portion of the GGI June Prepayment for which warrant shares have not been delivered to Golden State upon an exercise by Golden State under the warrants) upon or after the date that is nine months from the date of this Addendum, the Company will, upon written request from Golden State, refund all such outstanding amounts of the GGI June Prepayment to Golden State within five days from the date of Golden State’s delivery to the Company of the written request of such refund.  This did not occur and since the nine month period has now expired.  The Company and Golden State renegotiated an extended due date for the debenture to December 31, 2010; this was done verbally between the parties in April 2009.

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

Inflation.

The impact of inflation on the Company’s costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions.  The Company is not aware of any inflationary pressures that have had any significant impact on its operations over the past quarter and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

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

(b)           DVD and Video Game Libraries.

DVD’s and video games libraries are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy.  If the Company does not sell any of its DVD’s and video game libraries, the Company will re-evaluate its depreciation policy in terms of the salvage value. During the year ended December 31, 2009, the Company did not sell any DVD’s and video games libraries. Therefore, the Company decided to write-off the $1 salvage value on the DVD’s and video games libraries.  This has been recorded as depreciation expense in cost of goods sold, and the DVD’s and video games libraries have now been completely depreciated and their book value is $0.

(c)           Revenue Recognition and Cost of Revenue.

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

Revenues for video production, editing and advertising sponsorships for produced segments are recorded and recognized as billed to clients.

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

Forward Looking Statements.
Information in this Form 10-K contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended.  When used in this Form 10-K, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements.  These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2009 and 2008 are presented in a separate section of this report following Item 15.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act).  Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance *level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management also is required to assess and report on the effectiveness of its internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) (as codified in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act).  This is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company.

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment and preparing its report, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework as required by Section 404.

(a)           Material Weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented (as defined under Public Accounting Oversight Board Auditing Standard No. 5).  During their assessment, management has noted the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2009:

•	the need to hire an in-house accountant trained in U.S. generally accepted accounting principles;

•	the need to upgrade its accounting software so as to provide for more timely access to financial reports; and

•	inadequate planning and execution of the Company’s Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002 on a timely basis.

An independent consulting firm assisted management with its assessment of the effectiveness of the Company’s internal control over financial reporting, including scope determination, planning, staffing, documentation, testing, remediation and retesting and overall program management of the assessment project.  In conclusion, the Company’s Chief Executive Officer determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

(b)           Remedial Measures.

The Company is in the process of evaluating its material weaknesses, as outlined above, and has already begun remediation procedures to address these weaknesses.  In an effort to remediate the identified material weaknesses and enhance its internal controls, the Company has initiated, or plans to initiate, the following series of measures:

•	the Company is seeking to identify and hire (when funding will allow) an in-house accountant trained in U.S. generally accepted accounting principles;

•	the Company is seeking to identify and purchase (when funding will allow) upgraded accounting software so as to provide for more timely access to financial reports; and

•
the Company is seeking to identify and hire (when funding will allow) personnel that will help with the planning and execution of the Company’s Section 404 project to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Company continued to have the material weaknesses outlined above throughout 2009 and will do so for at least a period of time during 2010.

Notwithstanding the foregoing, the reportable conditions and other areas of the Company’s internal control over financial reporting identified by it as needing improvement have not resulted in a material restatement of the financial statements.  Nor is management aware of any instance where such reportable conditions or other identified areas of weakness has resulted in a material misstatement or omission in any report the Company has filed with the SEC.  However, it is reasonably possible that, if not remediated, one or more of the identified material weaknesses noted above could result in a material misstatement in our reported financial statements that might result in a material misstatement in a future annual or interim period.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by this firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                   OTHER INFORMATION.

Subsequent Events.

(a)  On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”) with Sterling Yacht Sales, Inc. (“Sterling”), and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, the Company is acquiring 100% of the issued and outstanding common stock of Sterling.  In return, the Company will issue restricted shares of Company common stock to Sterling’s stockholders in an aggregate amount resulting in an 82.5% ownership of the Company by those individuals.  The formal closing of this transaction will be the date that all conditions herein have been satisfied, including completion of audited and pro forma financial statements.

Under the terms of the Agreement, on March 22, 2010 the former board members, who resigned on March 19, 2010, will each return 50% of their current Company common stock holdings to the Company to be returned to treasury, as follows: John Fleming: 75,250,354 shares; Marty Schiff: 50,000,000 shares; and Mark Crist: 50,050,000 shares (a total of 175,750,354 returned to the Company).

The Company will issue a total of 3,514,042,158 restricted shares of common stock to Glenn W. McMachen, Sr., and Arlene McMachen, one-half to each.  This common stock will be issued based on an approval of the Company’s board of directors in connection with the Agreement.

The Company will also issue a total of 325,000,000 restricted shares of common stock to three consultants for the Company for services.  This common stock will be issued based on an approval of the Company’s board of directors for services rendered, and to be rendered, to the Company.

All of the above stock transactions, originally reported as occurring on March 22, 2010, have been delayed because of work on this Form 10-K; they should be completed shortly after the Form 10-K is filed.  The Agreement, as well as the issuance of the restricted shares of common stock described above, will result in a change in control of the Company.

On March 19, 2010, the date of the Agreement, Glenn W. McMachen, Sr. was appointed to the Company’s board of directors.  There is no arrangement or understanding between the new director and any other persons, other than the Agreement, pursuant to which such director was selected as a director.  Immediately after this appointment, the following directors of the Company resigned: John Fleming (who was the sole audit committee member), Marty Schiff, and Mark Crist.

(b)  On March 26, 2010, Golden State advanced $19,100 to the Company under the convertible debenture between that firm and the Company.  These funds were used in connection with the preparation of the audited financial statements appearing elsewhere in this Form 10-K.

PART III.

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Company are set forth below.  The directors named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  Directors are elected for a term until the next annual stockholders’ meeting.  Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There are no family relationships between any two or more of the directors or executive officers. There are no arrangements or understandings between any two or more of the directors or executive officers. There is no arrangement or understanding between any of the directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs.  There are no other promoters or control persons of the Company.  There are no legal proceedings involving the executive officers or directors of the Company.

Glenn W. McMachen, Sr., Director.

Mr. McMachen, age 45, is a yacht industry veteran with over 30 years of experience.  His career began in the family business where his father owned and operated the first Sea Ray dealer in the world.  Mr. McMachen worked to help build the family business, resulting in its eventual sale of the franchise in 2001.  Mr. McMachen started McMachen Yachts and Fairline Florida in 2003, which featured Fairline, Tiara and Jupiter vessels.  With offices in the Chesapeake Bay Area, and with headquarters in Florida, he was able to build the company so that it realized in excess of $70,000,000 in sales from 2003 through the end of 2009.  In January 2010, Mr. McMachen ended the relationship with Fairline and started Sterling Yacht Sales, Inc.  Mr. McMachen received his Bachelor of Science Degree in business from Northwood Institute, Midland, Michigan.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors,  certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the Securities and Exchange Commission (“SEC”).  Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2009, and certain written representations from executive officers and directors, the Company is aware that the following required reports were not timely filed: (a) Form 4 to report the issuance of 100,000,000 shares of restricted common stock to Marty Schiff on July 29, 2009 as director compensation (this report was filed on August 3, 2009); (b) a Form 3 to report the appointment of Mr. Schiff as a director of the Company on April 30, 2009 (this report was filed on June 8, 2009); and (c) a Form 4 to report the issuance of 100,000 free trading shares of common stock (registered under Form S-8) to Mark Crist as director compensation (this report was filed on April 30, 2009).  The Company is unaware that any other required reports were not timely filed.

Corporate Governance.

(a)           Code of Ethics.

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted such a code of ethics because all of management’s efforts have been directed to building the business of the Company; at a later time, the board of directors may adopt such a code of ethics.

(b)           Audit Committee.

The Company’s does not currently have an audit committee but expect to in the near future after there are additional appointment to the board of directors.

The primary responsibility of the Audit Committee will be to oversee the financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board.  Such responsibilities include, but are not limited to, the selection, and if necessary the replacement, of the Company’s independent registered public accounting firm, review and discuss with such independent registered public accounting firm: (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in the annual report on Form 10-K.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget.  The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.  The audit committee may also pre-approve particular services on a case-by-case basis.

(c)           Other Committee of the Board of Directors.

The Company presently does not have a compensation committee, nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

(d)           Recommendation of Nominees.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11.                    EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table presents compensation information for the years ended December 31, 2009, 2008, and 2007 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
John Fleming, CEO (1)	2009 2008 2007	- $22,083 $135,833	- - -	$10,505,000 (2) - -	- - -	- - -	- - -	- - -	$10,505,000 $22,083 $135,833
Mark Crist, Director(3)	2009 2008 2007	- - -	- - -	$7,035,000 (4) - -	- - -	- - -	- - -	- - -	$7,035,000 - -
Marty Schiff, Director (5)	2009	-	-	$7,058,800 (6)	-	-	-	-	$7,058,000
Donald N. Gallent, former Pres. (7)	2007	$100,625	-	-	-	-	-	-	$100,625

(1)           Mr. Fleming was appointed chief executive officer and a director on September 12, 2002 and resigned on March 19, 2010.

(2)           On April 22, 2009, the Company issued 500,000 free trading shares of common stock (registered under Form S-8) to Mr. Fleming as payment for services as a director of the Company.  These shares were valued at $5,000 ($0.01 per share).

On July 29, 2009, the Company issued 150,000,000 restricted shares of common stock to Mr. Fleming as payment for services as a director of the Company.  These shares were valued at $10,500,000 ($0.07 per share).

(3)           Mr. Crist was appointed a director of the Company in July 2002.  He was only paid more than $100,000 in compensation in 2009.

(4)           On April 27, 2009, the Company issued 100,000 free trading shares of common stock (registered under Form S-8) to Mr. Crist as payment for services as a director of the Company.  These shares were valued at $35,000 ($0.35 per share).

On July 29, 2009, the Company issued 100,000,000 restricted shares of common stock to Mr. Crist as payment for services as a director of the Company.  These shares were valued at $7,000,000 ($0.07 per share).

(5)           Mr. Schiff was appointed a director of the Company on April 30, 2009.

(6)           On July 29, 2009, the Company issued 100,000,000 restricted shares of common stock to Mr. Schiff as payment for services as a director of the Company.  These shares were valued at $7,000,000 ($0.07 per share).

On October 27, 2009, the Company issued 2,800,000 free trading shares of common stock (registered under Form S-8) to Mr. Schiff as payment for services as a director of the Company.  These shares were valued at $58,800 ($0.021 per share).

(7)           Mr. Gallent was appointed president and a director on February 3, 2005.  He resigned both positions on May 24, 2007.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name and principal position (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
John Fleming, CEO	1	-	-	$70,000	12/31/14	-	-	-	-
Donald N. Gallent, former Pres.	1	-	-	$70,000	12/31/14	-	-	-	-

(1)           Underlying share amounts reduced from 5,000,000 each due to the 1 for 1,000 reverse stock split of the common stock on September 6, 2007 and the 1 for 10,000 reverse split of the common stock on April 9, 2009 (rounded up to 1).  The option exercise price has also been adjusted to reflect these reverse splits.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.  In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership Table.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 15, 2010 (646,986,216 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; (ii) each director and executive officer; and (iii) all officers and directors of the Company as a group.  Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class
Common Stock	John Fleming, 1535 Blackjack Road, Franklin, Kentucky 42134	135,500,709 (2)	20.94%
Common Stock	Marty Schiff, 61 Lemon Street, Uniontown, Pennsylvania 15401	103,011,667	15.92%
Common Stock	Mark Crist, 10034 East Redfield Drive, Scottsdale, Arizona 85260	100,035,000	15.46%
Common Stock	Shares of all former directors and executive officers as a group (3 persons)	338,547,376	52.33%

(1)
Except as noted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.  Applicable percentage ownership of common stock is based on 646,986,216 shares issued and outstanding on March 15, 2010 divided into the total common stock for each beneficial owner.  Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(2)
Included within this amount is an option covering 1 share of common stock, exercisable from the date of grant (December 31, 2004) at $70,000 per share (expiring on December 31, 2014) (changed from an option for 5,000,000 shares as a result of the 1 for 1,000 reverse split of the common stock on September 6, 2007 and a 1 for 10,000 reverse split of the common stock on April 9, 2009).

Securities Authorized for Issuance under Equity Compensation Plans.

The Company has adopted two equity compensation plans that are still in operation (none of which has been approved by the Company’s stockholders):

(a)           Stock Incentive Plan.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 4 to this plan on July 13, 2005). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 600,000,000 shares (60 shares post reverse splits) of common stock authorized under this plan have been registered as a result of Form S-8’s filed with the Securities and Exchange Commission.  Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

During 2003, the Company granted options for 25,000,000 shares (3 shares post reverse splits) to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004.  During August 2004, the Company granted options for 42,042,294 shares (3 shares post reverse splits) to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004.  During December 2004, the Company granted options for 30,000,000 (4 shares post reverse splits) shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006.  During 2005, the Company granted options for 302,957,706 (30 shares post reverse splits) (incorrectly reported in the 2005 Form 10-KSB as 540,000,000 (54 shares post reverse splits)) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date.  As of December 31, 2009, there were options for 3 shares that remain unexercised.  There are a total of 3 shares (post all reverse splits) remaining to be issued under this plan.

(d)           2009 Stock and Option Plan.

On April 22, 2009, the Company adopted the 2009 Stock and Option Plan, which initially registered 500,000 shares under a Form S-8 filed on April 27, 2009.  On August 18, 2009, the Company amended this plan to increase the amount of registered stock to a total of 25,500,000 shares.  On October 2, 2009, the Company again amended this plan to increase the amount of registered stock to a total of 125,500,000 shares.  This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions.  The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders.  As of December 31, 2009, there were 38,542,857 shares of common stock registered under this plan remaining to be issued.

Equity Compensation Plan Information December 31, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	3	$70,000	Stock Incentive Plan: 3 2009 Stock and Option Plan: 38,542,857
Total	3	$70,000	Stock Incentive Plan: 3 2009 Stock and Option Plan: 38,542,857

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

(a)  On October 27, 2009, the Company issued 2,800,000 free trading shares of common stock (registered under Form S-8) to Mr. Schiff for services rendered to the Company, valued at $58,800 ($0.021 per share).

(b)  On July 29, 2009, the Company issued 100,000,000 restricted shares of common stock to Mr. Crist as payment for services as a director of the Company.  These shares were valued at $7,000,000 ($0.07 per share).

(c)  On July 29, 2009, the Company issued 100,000,000 restricted shares of common stock to Mr. Schiff as payment for services as a director of the Company.  These shares were valued at $7,000,000 ($0.07 per share).

(d)  On July 29, 2009, the Company issued 150,000,000 restricted shares of common stock to Mr. Fleming as payment for services as a director of the Company.  These shares were valued at $10,500,000 ($0.07 per share).

(e)  On April 27, 2009, the Company issued 100,000 free trading shares of common stock (registered under Form S-8) to Mr. Crist as payment for services as a director of the Company.  These shares were valued at $35,000 ($0.35 per share).

(f)  On April 22, 2009, the Company issued 500,000 free trading shares of common stock (registered under Form S-8) to Mr. Fleming as payment for services as a director of the Company.  These shares were valued at $5,000 ($0.01 per share).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Child, Van Wagoner & Bradshaw, PLLC (“Accountant”) for the audit of the Company’s annual financial statements, and review of financial statements included in the Company’s Form 10-Q’s: 2009: approximately $59,000; 2008: approximately $59,000 (originally reported as approximately $40,000).

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2009 and 2008; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC Global News Network Inc.

Dated: April 15, 2010                                                                                           By: /s/ Glenn W. McMachen, Sr.
Glenn W. McMachen, Sr.,
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Glenn W. McMachen, Sr. Glenn W. McMachen, Sr.	Director	April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
TBC Global News Network, Inc.

We have audited the accompanying consolidated balance sheets of TBC Global News Network, Inc. and Subsidiaries (a Nevada corporation), as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TBC Global News Network, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2010

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$33,493	$87,052

Total current assets	33,493	87,052

DVD’s and video game libraries, net of accumulated
amortization of $7,643,907 and $7,362,546, respectively	--	281,361
Fixed assets, net of accumulated depreciation of $651,930
and $549,527, respectively	117,527	214,777
Film library, net of accumulated amortization of $652,406
and $455,813, respectively	920,344	1,116,937
Other assets	4,650	3,650

Total assets	$1,076,014	$1,703,777

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Account payable and accrued expenses	$1,931,076	$1,784,914
Note payable – bank	634,427	642,427
Note payable – related party	775	40,920
Advance from Golden State Investors, Inc.	409,612	542,003
Total current liabilities	2,975,890	3,010,264

Convertible debenture, net of unamortized debt discounts
of $36,692 and $56,681, respectively	260,885	89,051
Total liabilities	3,236,775	3,099,315

Stockholders’ equity (deficit)
Common stock; $0.001 par value; 5,000,000,000
shares authorized, 505,236,215 and 188,880
issued and outstanding, respectively	505,236	189
Additional paid-in capital	72,023,457	43,788,628
Accumulated deficit	(74,689,454)	(45,184,355)
Total stockholders’ equity (deficit)	(2,160,761)	(1,395,538)

Total liabilities and stockholders’ equity (deficit)	$1,076,014	$1,703,777

See accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2009	December 31, 2008

Revenues	$76,339	$931,205
Cost of revenue	774,658	490,767
Gross profit (loss)	(698,319)	440,438

Operating expenses
Advertising	10,400	111,049
Consulting and professional fees	3,596,614	513,742
Depreciation and amortization	111,222	180,606
Selling, general and administrative	25,071,900	758,904
Total operating expenses	28,790,136	1,564,301

Loss from operations	(29,488,455)	(1,123,863)

Other income (expense)
Interest expense	(17,064)	(54,204)
Interest income	--	4
Gain (loss) on disposition of assets	420	(122,896)
Gain on cancellation of debt	--	201,397
Total other income (expense)	(16,644)	24,301

Loss before provision for income taxes	(29,505,099)	(1,099,562)

Provision for income taxes	--	--

Net loss	$(29,505,099)	$(1,099,562)

Loss per common share – basic and diluted	$(0.16)	$(7.00)

Weighted average common shares outstanding
basic and diluted	184,467,313	157,191

See accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional	Stock		Total
	Common Stock		Paid-In	Subscriptions		Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable		Deficit	Equity
Balance, December 31, 2007	18,585	$19	$43,277,494	$(25,000)		$(44,084,793)	$(832,280)

Issuance of common stock for services	78,235	78	363,060	--		--	363,138
Issuance of common stock for cash	28,760	29	42,871	25,000		--	67,900
Issuance of common stock related to debt
conversion and exercise of related stock
warrants – Golden State Investors, Inc.	63,300	63	105,203	--		--	105,266

Net loss	--	--	--		--	(1,099,562)	(1,099,562)

Balance, December 31, 2008	188,880	189	43,788,628	--		(45,184,355)	(1,395,538)

Adjustment for reverse split of common stock	9,525	10	(9)	--		--	1
Issuance of common stock related to purchase
of subsidiary	11,000,000	11,000	(11,000)	--		--	--
Issuance of common stock for services	475,186,453	475,186	28,017,849	--		--	28,493,035
Issuance of common stock related to debt
conversion and exercise of related stock
warrants – Golden State Investors, Inc.	18,851,357	18,851	227,989	--		--	246,840

Net loss	--	--	--	--		(29,505,099)	(29,505,099)

Balance, December 31, 2009	505,236,215	$505,236	$72,023,457	--		$(74,689,454)	$(2,160,761)

See accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEW NETWORK, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	December 31, 2009	December 31, 2008

Cash flows from operating activities:
Net loss	$(29,505,099)	$(1,099,562)
Adjustment to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	28,493,035	363,138
Debt discount amortization related
to convertible debenture	19,989	20,044
Depreciation and amortization	589,177	377,200
(Gain) loss on disposal of assets	(420)	122,896
Changes in operating assets and liabilities:
Change in accounts receivable	--	14,735
Change in inventory	--	40,041
Change in prepaid expenses	--	15,000
Change in other assets	(1,000)	140,000
Change in accounts payable and accrued expenses	146,162	58,190
Change in bank overdraft	--	(49,203)
Change in deferred revenue	--	(30,227)
Net cash used in operating activities	(258,156)	(166,645)

Cash flows from investing activities:
Purchase of fixed assets	(14,953)	--
Proceeds from sale of fixed assets	1,400	--
Net cash used in investing activities	(13,553)	--

Cash flows from financing activities:
Proceeds from notes payable	--	38,000
Payments on notes payable	(8,000)	(31,623)
Proceeds from Golden State Investors, Inc.	266,295	104,874
Proceeds from related party notes payable	--	24,570
Payments on related party notes payable	(40,145)	--
Proceeds from stock issuances	--	92,900
Net cash provided by financing activities	218,150	228,721

Net change in cash	(53,559)	62,076

Cash, beginning of period	87,052	24,976

Cash, end of period	$33,493	$87,052

See accompanying Notes to Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

TBC Global News Network, Inc. (“the Company”) (www.tbcglobalnews.com) is a Nevada corporation.  The Company operates studios and facilities for the broadcasting of programs through its subsidiary, TBC Today, Inc. (www.tbctoday.tv) in the United States.  The broadcast programming is focused on business related products, including but not limited to, USA business news, business profiles and late night business oriented movies (genres such as reality, documentary, movie, drama and biography).

The Company was originally formed under the laws of the State of Delaware in June 1997 under the name SyCo Comics and Distribution, Inc. and is the successor to a limited partnership named SyCo Comics and Distribution, formed under the laws of the Commonwealth of Virginia on January 15, 1997.  On February 17, 1999, SyCo Comics and Distribution, Inc. changed its name to Syconet.com, Inc.   On April 12, 2002, the Company adopted an Agreement and Plan of Merger for the purpose of redomiciling the Company to the State of Nevada. The Company then discontinued its operations as Syconet.com, Inc. and changed its name to Point Group Holding, Incorporated effective November 21, 2002.

On November 21, 2003, the Company changed its name to GameZnFlix, Inc.  In November 2008, the Company halted its previous operations of providing online movie (also referred to as a “DVD”) and video game rentals to subscribers through its Internet website, www.gameznflix.com.  On April 4, 2009, the Company affected a 1 for 10,000 reverse split of its common stock.  As a result of this reverse split, the number of outstanding shares of common stock as of that date was 198,405.  Also, as of that date, the new trading symbol of the Company on the OTCBB was “GMZN.”

On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation, where the Company would acquire all of the outstanding common stock of TBC.  Under this agreement, all 11,000,000 shares of TBC Today, Inc. common stock issued and outstanding was acquired by the Company for 11,000,000 shares of restricted common stock of the Company.  On August 14, 2009, the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc. in completing this acquisition.

On May 7, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.  This amendment changed the name of the Company to TBC Global News Network, Inc.  This corporate action had previously been approved by consent of a majority of the outstanding shares of common stock of the Company.  As of July 30, 2009, the new trading symbol for the Company on the OTCBB is “TGLN.”

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries that include TBC Today, Inc., Naturally Safe Technologies, Inc., GameZnFlix Entertainment, Inc., and GameZnFlix Racing and Merchandising, Inc.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances and transactions have been eliminated.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to GAAP and have been consistently applied in the preparation of the financial statements.

Use of Estimates.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that amounts reported in the financial statements (i.e. assets, liabilities, revenue and expenses) and disclosure about contingent assets and liabilities.  The Company’s actual results could differ from these estimates.  On an ongoing basis, management reviews its estimates based on currently available information.  Changes in facts and circumstances may result in revised estimates.

Reclassifications.

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Fair Value Information.

The fair value of the Company’s cash, accounts payable, accrued expenses and notes payable approximates their carrying value due to their short maturity.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statement of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2009.

Property, Plant, and Equipment.

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally from three years to five years, and forty years for a building.

Impairment Testing for Long-Lived Assets.

Long-lived assets (including intangible assets with finite useful lives and property, plant and equipment) are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Long-lived assets with carrying values that are not expected to be recovered through future cash flows are written-down to their estimated fair values.  The carrying value of a long-lived asset is deemed not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the asset.  If the asset carrying value exceeds the sum of its undiscounted cash flows, a non-cash asset impairment charge equal to the excess of the asset’s carrying value over its estimated fair value is recorded.  Fair value is defined as the amount at which an asset or liability could be bought or settled in an arm’s length transaction.  We measure fair value using market price indicators or, in the absence of such data, appropriate valuation techniques.

DVD’s and Video Games Libraries.

DVD’s and video games libraries are recorded at historical cost and depreciated using the straight-line method over a twelve-month period with a salvage value of $1 per copy.  During the year ended December 31, 2009, the Company did not sell any DVD’s and video games libraries. Therefore, the Company decided to write-off the $1 salvage value on the DVD’s and video games libraries.  This has been recorded as depreciation expense in cost of goods sold, and the DVD’s and video games libraries have now been completely depreciated and their book value is $0.

Revenue Recognition.

Revenues for advertising air time, video production, editing and advertising sponsorships for produced segments are recorded and recognized as billed to clients.

Advertising Costs.

The Company expenses all costs of advertising as incurred. Advertising costs for the year ended December 31, 2009 and 2008 were approximately $10,400 and $111,049, respectively.

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

At December 31, 2009, the Company has net operating loss carry-forwards totaling approximately $74,358,000. The carry-forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive.  Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.  The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2009 and 2008. During 2009 and 2008, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 3.

Dividends.

The Company has not yet adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment Reporting.

The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Stock-Based Compensation.

Options granted to officers, consultants, independent representatives and other non-employees are accounted for using the fair value method.

Recent Pronouncements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance to improve disclosures about fair value measurements.  This new guidance requires the following:

Effective with the first quarter of 2010, additional disclosures will be required regarding the reporting of transfers of fair value information between the three levels of the fair value hierarchy (i.e., Levels 1, 2 and 3).

Effective with the first quarter of 2011, companies will need to present purchases, sales, issuances and settlements whose fair values are based on unobservable inputs on a gross basis.

Other than requiring enhanced fair value disclosures, the Company does not expect its adoption of this guidance will have a material impact on its consolidated financial statements.

NOTE 3.  DVD’S AND VIDEO GAME LIBRARIES

DVD’s and video game libraries consisted of the following as of December 31:

	2009	2008
DVD and video game libraries	$7,643,907	$7,643,907
Less accumulated amortization	(7,643,907)	(7,362,546)

DVD and video game libraries, net	$--	$281,361

NOTE 4.  FIXED ASSETS

Fixed assets consisted of the following as of December 31:

	2009	2008
Computers and software	$297,902	$297,902
Furniture and fixtures	88,461	73,508
Vehicles	173,515	183,315
Office building	209,579	209,579
	769,457	764,304
Less accumulated depreciation	(651,930)	(549,527)

Fixed assets, net	$117,527	$214,777

NOTE 5.  FILM LIBRARY

Film library at December 31, 2009 and 2008 consists of various films acquired through 2006.  The Company amortizes the film library over the estimated useful life of eight years.  The film library consisted of the following as of December 31:

	2009	2008
Film library	$1,572,750	$1,572,750
Less accumulated amortization	(652,406)	(455,813)

Film library, net	$920,344	$1,116,937

NOTE 6.  NOTE PAYABLE - RELATED PARTY

Note payable - related party as of December 31, 2009 and 2008 consisted of $775 and $40,920, respectively, payable to the Company’s Chief Executive Officer, due on demand, unsecured and bearing no interest.

All revenue for the Company came from a related party entity.  John Fleming was President of the Buisness Channel, Inc., which provided the revenue to the company for the entire year.

NOTE 7.  CONVERTIBLE DEBENTURE

On November 1, 2006, the Company entered into a convertible debenture totaling $100,000 that matures December 31, 2011, is unsecured and bears an annual interest rate of 4.75%. The convertible debenture is convertible into shares of common stock equal to the principal amount of the debenture being converted multiplied by 110, less the product of the conversion price multiplied by 100 times the dollar amount. The conversion price is based on the lesser of $0.20 per share or 82% of the average of the lowest volume weighted average prices during the 20 trading days prior to the debt holder’s election to convert such unpaid balances.  Additionally, the debt holder is entitled to a warrant to purchase 10,000 shares of common stock at an exercise price of $1.09 per share.  The debt holder does not have the right and the Company does not have the obligation to convert any portion of the convertible debenture that will cause the debt holder to be a deemed beneficial owner of more than 9.99% of the then outstanding shares of the Company’s common stock.

The Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt.  The estimated value of the warrants of $12,567 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%.  The face amount of the debt of $100,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $88,836 and $11,164, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $88,836 was allocated towards the beneficial conversion feature.  The combined total discount is $100,000, which is being amortized over the term of the convertible debt using the effective interest method.  For the years ended December 31, 2009 and 2008, the Company has amortized a total of $63,308 and $43, 319, respectively.

NOTE 8.  ADVANCE FROM GOLDEN STATE INVESTORS, INC.

Advances from Golden State Investors, Inc. totaling $409,612 and $542,003 at December 31, 2009 and 2008, respectively, relates to funds advanced to the Company for future exercise of warrants as discussed in Note 7.

NOTE 9.  COMMON STOCK

During 2009, the Company issued 122,386,453 free trading shares of common stock to independent consultants and non-employees for services with a weighted average of $0.032 per share.  $3,930,035 in expenses was recorded for these services.

During 2009, the Company issued 350,000,000 restricted shares of common stock, and 3,400,00 free trading shares of common stock, to directors for services with a weighted average of $0.07 per share.  $24,563,000 in expenses was recorded for these services.

During 2009, the Company issued 18,851,357 restricted shares of common stock relating to the debt conversion and exercise of stock warrants to Golden State Investors, Inc. in accordance with the terms of the convertible debenture as discussed in Note 7.

NOTE 10.  STOCK COMPENSATION PLANS

Stock Incentive Plan.

On April 25, 2003, the Company adopted a Stock Incentive Plan (the Company adopted Amendment No. 4 to this plan on July 13, 2005). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase its common stock.  The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. As of December 31, 2004, all 600,000,000 shares (60 shares post reverse splits) of common stock authorized under this plan have been registered as a result of Form S-8’s filed with the Securities and Exchange Commission.  Options granted under this plan are to be exercisable at whatever price is established by the board of directors, in its sole discretion, on the date of the grant.

During 2003, the Company granted options for 25,000,000 shares (3 shares post reverse splits) to two non-employee consultants (one at an exercise price equal to 75% of the market price on the date of exercise and the other at 50% of the market price on the date of exercise), all of which were exercised in 2004.  During August 2004, the Company granted options for 42,042,294 shares (3 shares post reverse splits) to three non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2004.  During December 2004, the Company granted options for 30,000,000 (4 shares post reverse splits) shares to eight non-employee consultants (at an exercise price equal to 50% of the market price on the date of exercise), none of which have been exercised as of December 31, 2006.  During 2005, the Company granted options for 302,957,706 (30 shares post reverse splits) (incorrectly reported in the 2005 Form 10-KSB as 540,000,000 (54 shares post reverse splits)) shares to various consultants (at an exercise price equal to 50% of the market price on the date of exercise), all of which were exercised in 2005 resulting in proceeds to the Company of $3,032,000; there were no options remaining to be issued as of that date.  As of December 31, 2009, there were options for 3 shares that remain unexercised.  There are a total of 3 shares (post all reverse splits) remaining to be issued under this plan.

2009 Stock and Option Plan.

On April 22, 2009, the Company adopted the 2009 Stock and Option Plan, which initially registered 500,000 shares under a Form S-8 filed on April 27, 2009.  On August 18, 2009, the Company amended this plan to increase the amount of registered stock to a total of 25,500,000 shares.  On October 2, 2009, the Company again amended this plan to increase the amount of registered stock to a total of 125,500,000 shares.  This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions.  The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders.  As of December 31, 2009, there were 38,542,857 shares of common stock registered under this plan remaining to be issued.

NOTE 11.  SUBSEQUENT EVENTS

(a)  On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”) with Sterling Yacht Sales, Inc. (“Sterling”), and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, the Company is acquiring 100% of the issued and outstanding common stock of Sterling.  In return, the Company will issue restricted shares of Company common stock to Sterling’s stockholders in an aggregate amount resulting in an 82.5% ownership of the Company by those individuals.  The formal closing of this transaction will be the date that all conditions herein have been satisfied, including completion of audited and pro forma financial statements.

Under the terms of the Agreement, on March 22, 2010 the former board members, who resigned on March 19, 2010, will each return 50% of their current Company common stock holdings to the Company to be returned to treasury, as follows: John Fleming: 75,250,354 shares; Marty Schiff: 50,000,000 shares; and Mark Crist: 50,050,000 shares (a total of 175,750,354 returned to the Company).

The Company will issue a total of 3,514,042,158 restricted shares of common stock to Glenn W. McMachen, Sr., and Arlene McMachen, one-half to each.  This common stock will be issued based on an approval of the Company’s board of directors in connection with the Agreement.

The Company will also issue a total of 325,000,000 restricted shares of common stock to three consultants for the Company for services.  This common stock will be issued based on an approval of the Company’s board of directors for services rendered, and to be rendered, to the Company.

All of the above stock transactions, originally reported as occurring on March 22, 2010, have been delayed because of work on this Form 10-K; they should be completed shortly after the Form 10-K is filed.  The Agreement, as well as the issuance of the restricted shares of common stock described above, will result in a change in control of the Company.

On March 19, 2010, the date of the Agreement, Glenn W. McMachen, Sr. was appointed to the Company’s board of directors.  There is no arrangement or understanding between the new director and any other persons, other than the Agreement, pursuant to which such director was selected as a director.  Immediately after this appointment, the following directors of the Company resigned: John Fleming (who was the sole audit committee member), Marty Schiff, and Mark Crist.

(b)  On March 26, 2010, Golden State advanced $19,100 to the Company under the convertible debenture between that firm and the Company.  These funds were used in connection with the preparation of the audited financial statements appearing elsewhere in this Form 10-K.

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2003).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 15, 2003).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2003).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 19, 2004).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 21, 2004)

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3 of the Form 8-K filed on July 22, 2005).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3 of the Form 8-K filed on March 27, 2006).

3.9	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

4.1	Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 30, 2004).

4.2	4 3/4 % Convertible Debenture issued to Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.25 of The Form SB-2 filed on May 5, 2005).

4.3	Warrant to Purchase Common Stock issued in favor of Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on November 30, 2004).

4.4	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on November 30, 2004).

4.5
Addendum to Convertible Debenture and Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated November 17, 2004 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on November 30, 2004).

4.6
Addendum to Convertible Debenture and Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated December 17, 2004 (incorporated by reference to Exhibit 4.5 of the Form 8-K/A filed on January 18, 2005).

4.7
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 6), dated January 28, 2005 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on February 2, 2005).

4.8	Amended and Restated Stock Incentive Plan (Amendment No. 2), dated January 28, 2005 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on February 2, 2005).

4.9	Amended and Restated Stock Incentive Plan (Amendment No. 3), dated April 15, 2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on April 18, 2005).

4.10
Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 7), dated July 13, 2005 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on July 21, 2005).

4.11	Amended and Restated Stock Incentive Plan (Amendment No. 4), dated July 13, 2005 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on July 21, 2005).

4.12	2006 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 6, 2006 (incorporated by reference to Exhibit 4.1 of the Form S-8 fled on January 17, 2006).

4.13	2006 Stock Incentive Plan, dated January 6, 2006 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 17, 2006).

4.14	Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated January 17, 2006 (incorporated by reference to Exhibit 4.26 of the Form SB-2 filed on March 30, 2006).

4.15	2007 Stock and Option Plan, dated February 1, 2007 (incorporated by reference to Exhibit 4 of the Form S-8 filed on February 14, 2007).

4.16	Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated May 24, 2007 (incorporated by reference to Exhibit 4.35 of the Form 10-K filed on April 15, 2008).

4.17
Assignment and Assumption Agreement between Golden Gate Investors, Inc., RMD Technologies, Inc., and the Company, dated May 29, 2007 (incorporated by reference to Exhibit 4.36 of the Form 10-K filed on April 15, 2008).

4.18	Addendum to Convertible Debenture and Warrant to Purchase Common Stock, dated June 15, 2007 (incorporated by reference to Exhibit 4.37 of the Form 10-K filed on April 15, 2008).

4.19
Rescission Agreement between Golden Gate Investors, Inc., RMD Technologies, Inc., and the Company, dated September 17, 2007 (incorporated by reference to Exhibit 4.38 of the Form 10-K filed on April 15, 2008).

4.20	2009 Stock and Option Plan, dated April 27, 2009 (incorporated by reference to Exhibit 4 of the Form S-8 filed on April 29, 2009).

4.21	Amended and Restated 2009 Stock and Option Plan, dated August 18, 2009 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 27, 2009).

4.22	Amended and Restated 2009 Stock and Option Plan (Amendment No. 2), dated October 2, 2009 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 9, 2009).

10.1	Consulting Services Agreement between the Company and De Joya & Company, Inc., dated July 9, 2004 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on February 1, 2006).

10.2	Employment Agreement between the Company and Gary Hohman, dated October 1, 2004 (incorporated by reference to Exhibit 10 of the Form 8-K filed on October 8, 2004).

10.3	Consulting Services Agreement between the Company and De Joya & Company, Inc., dated August 1, 2005 (incorporated by reference to Exhibit 10 of the Form 8-K filed on February 1, 2006).

10.4	Employment Agreement between the Company and John J. Fleming, dated September 25, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on September 28, 2005).

10.5	Employment Agreement between the Company and Donald N. Gallent, dated September 25, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on September 28, 2005).

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

10.11
Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 10 of the Form 8-K filed on March 24, 2010).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 24, 2001).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on March 7, 2002).

16.3	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on November 5, 2002).

16.4	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on April 29, 2003).

16.5	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on January 21, 2004).

16.6	Letter on Change in Certifying Accountant, dated January 2, 2006 (incorporated by reference to Exhibit 16 of the Form 8-K filed on January 5, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 1, 2005).

23	Consent of Independent Registered Public Accounting Firm, dated April 14, 2010 (filed herewith).

31	Rule 13a-14(a)/15d-14(a) Certification of Glenn W. McMachen, Sr. (filed herewith).

32	Section 1350 Certification of Glenn W. McMachen, Sr. (filed herewith).