Form 10-Q
period 2010-03-31
TBC GLOBAL NEWS NETWORK, INC.
filed 2010-05-24
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

TBC GLOBAL NEWS NETWORK, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0224051
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

2351 N.E. 48th Court, Lighthouse Point, Florida 33064
 (Address of Principal Executive Offices)

(800) 605-6980
(Company’s Telephone Number)

_____________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☒

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

As of March 31, 2010, the Company had 646,986,216 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)

Current assets:
Cash	$1,949	$33,493
Total current assets	1,949	33,493

DVD’s and video games libraries, net of accumulated
amortization of $7,643,907 and $7,643,907, respectively	--	--
Property, plant and equipment, net of accumulated depreciation of
$675,599 and $651,930, respectively	93,858	117,527
Film library, net of accumulated amortization of
$701,554 and $652,406, respectively	871,196	920,344
Other assets	--	4,650

Total assets	$967,003	$1,076,014

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,022,301	$1,931,076
Current portion of long-term notes payable	634,427	634,427
Notes payable - related party	--	775
Advance from Golden State Investors, Inc.	376,392	409,612
Total current liabilities	3,033,120	2,975,890

Convertible debenture, net of unamortized debt discounts
of $76,989 and $41,731, respectively	167,011	260,885
Total liabilities	3,200,131	3,236,775

Commitments and contingencies

See Accompanying Notes to Unaudited Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED BALANCE SHEETS
(continued)

	March 31, 2010	December 31, 2009
	(Unaudited)
Stockholders’ equity (deficit):
Common stock; $0.001 par value; 5,000,000,000 shares
authorized, 646,986,216 and 505,236,215 issued and
outstanding, respectively	646,986	505,236
Additional paid-in capital	72,024,613	72,023,457
Accumulated deficit	(74,904,727)	(74,689,454)
Total stockholders’ deficit	(2,233,128)	(2,160,761)

Total liabilities and stockholders’ deficit	$967,003	$1,076,014

See Accompanying Notes to Unaudited Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$--	$--

Cost of revenues	32,770	49,148

Gross profit	(32,770)	(49,148)

Operating expenses:
Consulting and professional fees	30,000	--
Depreciation and amortization	72,070	33,218
Selling, general and administrative	58,604	13,989
Total operating expenses	160,674	47,207

Loss from operations	(193,444)	(96,355)

Other income (expense)
Interest expense	(21,829)	(4,929)
Total other income (expense)	(21,829)	(4,929)

Loss before provision for income taxes	(215,273)	(101,284)

Provision for income taxes	--	--

Net loss	$(215,273)	$(101,284)

Loss per common share - basic and diluted	$(0.00)	$(0.54)

Weighted average common shares outstanding - basic and diluted	535,757,049	188,880

See Accompanying Notes to Unaudited Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(215,273)	$(101,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization related to convertible debenture	13,431	4,929
Depreciation and amortization	72,070	82,366
Stock Based compensation	24,000
Changes in operating assets and liabilities:
Change in other assets	4,650	--
Change in accounts payable and accrued expenses	18,553	(3,426)
Net cash used in operating activities	(82,569)	(17,415)

Cash flows from investing activities:
Purchase of DVD and video game libraries	--	--
Net cash provided by (used in) investing activities	--	--

Cash flows from financing activities:
Proceeds on notes payable		--
Proceeds from advances from Golden State Investors, Inc.	19,100	--
Payments of related party notes payable	(775)	(34,715)
Proceeds from stock issuances	32,700	--
Net cash provided by (used in) investing activities	51,025	(34,715)

Net change in cash and cash equivalents	(31,544)	(52,130)

Cash, beginning of period	33,493	87,052

Cash, end of period	$1,949	$34,922

See Accompanying Notes to Unaudited Consolidated Financial Statements

TBC GLOBAL NEWS NETWORK, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of TBC Global News Network, Inc., a Nevada Corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2009.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2010, and the results of operations and cash flows for the three and nine months then ended.  All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated.  All common stock share numbers reflect the 1 for 10,000 reverse split of the Company’s common stock on April 9, 2009.

In November 2008, the Company halted its previous operations of providing online movie (also referred to as a “DVD”) and video game rentals to subscribers through its Internet website, www.gameznflix.com .

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: TBC Today, Inc., Naturally Safe Technologies, Inc., GameZnFlix Entertainment, Inc., and GameZnFlix Racing and Merchandising, Inc.  The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  All intercompany balances and transactions have been eliminated.

During the first quarter of 2010, the Company ceased its prior operations of producing video news, business profiles, and television advertisements.

On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”) with Sterling Yacht Sales, Inc., and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, Sterling Yacht Sales, Inc. became a wholly owned subsidiary of the Company effective in the second quarter of 2010.  See Note 8.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2010.

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

At March 31, 2010, the Company has net operating loss carry-forwards totaling approximately $74,905,000. The carry-forwards begin to expire in fiscal year 2017. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operation loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Impairment of Long-Lived Assets.

In accordance with Accounting Standards Codification (“ASC”) Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.  Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive.  Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.  The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2010 and 2009. During March 31, 2010 and 2009, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 3 and 3, respectively.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

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

NOTE 3 – DVD AND VIDEO GAME LIBRARIES

DVD and video game libraries as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

DVD and video game libraries	$7,643,907	$7,643,907
Less accumulated amortization	(7,643,907)	(7,643,907)

DVD and video game libraries, net	$--	$--

NOTE 4 – FIXED ASSETS

Fixed assets as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31, 2010	December 31, 2009

Computers and software	$297,902	$297,902
Furniture and fixtures	88,461	88,461
Vehicles	173,515	173,515
Office building	209,579	209,579
769,457	769,457
Less accumulated depreciation	(675,599)	(651,930)

Fixed assets, net	$93,858	$117,527

NOTE 5 – FILM LIBRARY

Film library at March 31, 2010 and December 31, 2009 consisted of various films acquired through 2006.  The Company amortizes the film library over the estimated useful life of eight years.  The film library consisted of the following:

	March 31, 2010	December 31, 2008

Film library	$1,572,750	$1,572,750
Less accumulated amortization	(701,554)	(652,406)

Film library, net	$871,196	$920,344

NOTE 6 – CONVERTIBLE DEBENTURES

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

In accordance with ASC Topic 470, the Company has determined the value of the convertible debenture and the fair value of the detachable warrant issued in connection with this debt.  The estimated value of the warrants of $30,667 was determined using the Black-Scholes option pricing model under the following assumptions: life of 1 year, risk free interest rate of 5.15%, a dividend yield of 0% and volatility of 349%.  The face amount of the debt of $244,000 was proportionately allocated to the convertible debt and the warrant in the amounts of $216,759 and $27,241, respectively. The value of the note was then allocated between the debt and the beneficial conversion feature, which the entire portion of $216,759 was allocated towards the beneficial conversion feature.  The combined total discount is $244,000, which is being amortized over the term of the convertible debt using the effective interest method.  As of March 31, 2010, the Company has amortized a total of $167,011.

NOTE 7 – ADVANCE FROM GOLDEN STATE INVESTORS, INC.

An advance from Golden Gate Investors, Inc. (now known as Golden State Investors, Inc.) totaling $376,392 at March 31, 2010 relates to funds advanced to the Company for future exercise of warrants as discussed in Note 6.

NOTE 8 – SUBSEQUENT EVENTS

(a)  On April 8, 2010, Company subsidiary, Sterling Yacht Sales, Inc., entered into a Dealer Sales and Service Agreement (“Agreement”) with Forward Ventures GP. DBA Absolute North America (“ANA”).  Under the terms of the Agreement, ANA grants to Sterling an exclusive license for the term to distribute, sell and service the boat products of Absolute S.p.A. (Italy) in the territory covering Alabama, Florida, Georgia, South Carolina.  The term of the Agreement is for three years.  The company’s website is located at: www.absoluteyachts.com.

(b)  On April 14, 2010, the Company’s board of directors appointed Glenn W, McMachen as the Company’s Chief Executive Officer, President, and Secretary/Treasurer.  He will serve in these positions until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  At the present, there is no material plan, contract or arrangement between the Company and Mr. McMachen.

(c)  On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”) with Sterling Yacht Sales, Inc. (“Sterling”), and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, the Company acquired 100% of the issued and outstanding common stock of Sterling.  In return, the Company issued restricted shares of Company common stock to Sterling’s stockholders in an aggregate amount resulting in an 82.5% ownership of the Company by those individuals.  The formal closing of this transaction was on April 28, 2010.

Under the terms of the Agreement, on March 22, 2010 the former Board members, who resigned on March 19, 2010, will each return 50% of their current Company common stock holdings to the Company to be returned to treasury.  Thereafter, the former Board members will own the following amounts of common stock of the Company: John Fleming: 76,750,355 shares; Marty Schiff: 51,505,834 shares; and Mark Crist: 50,017,500 shares.  These returned shares were actually cancelled on April 28, 2010.

On April 28, 2010, the Company also issued, under the terms of the Agreement, a total of 3,514,042,158 restricted shares of common stock to Glenn W. McMachen, Sr., and Arlene McMachen, one-half to each.  The shares were issued upon approval of the Company’s board of directors in connection with the Agreement.  On that date, all of the Sterling common stock was delivered to the Company, thereby making Sterling a wholly owned subsidiary of the Company.

As of the second quarter of 2010, the Company, through its Sterling Yacht Sales, Inc. subsidiary, is a dealer/broker of vessels ranging in size from 30 feet and up.  The firm is currently licensed to broker vessels and is marketing several yachts ranging in size from 30 feet to 75 ft. though its sales force of experienced yacht brokers.  The company is focused on establishing East Coast distribution agreements with yacht manufacturers.

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

Overview.

During the first quarter of 2010, the Company ceased its prior operations of producing video news, business profiles, and television advertisements.

On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”), which became effective on April 28, 2010, with Sterling Yacht Sales, Inc. (“Sterling”), and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, Sterling Yacht Sales, Inc. became a wholly owned subsidiary of the Company.

Subsequent to the first quarter of 2010, the Company is, through its Sterling subsidiary, a dealer/broker of vessels ranging in size from 30 feet and up.  The firm is currently licensed to broker vessels and is marketing several yachts ranging in size from 30 feet to 75 ft. though its sales force of experienced yacht brokers.  The company is focused on establishing East Coast distribution agreements with yacht manufacturers.

Results of Operations.

(a)           Revenues.

The Company had gross revenues of $0 for the three months ended March 31, 2010 and 2009.  The Company ceased its prior operations during the first quarter of 2010.

(b)           Cost of Revenues.

The Company had cost of revenues of $32,770 for the three months ended March 31, 2010 compared to $49,148 for the three months ended March 31, 2009, a decrease of $16,378 or approximately 33%.  Cost of revenues decreased as the Company had no current operations but did continued to depreciate the rental library.

(c)           Selling, General and Administrative Expenses.

The Company had selling, general and administrative expenses of $58,604 for the three months ended March 31, 2010 compared to $13,989 for the three months ended March 31, 2009, an increase of $44,615 or approximately 319%.  The increase in selling, general and administrative expenses was principally due to the Company incurring salaries while closing operations..

(e)           Professional/Consultant Fees.

The Company had professional fees of $30,000 for the three months ended March 31. 2010 compared to $0 for the three months ended March 31, 2009.   The increase in professional fees during the three months ended March 31, 2010 compared to the prior period was primarily a result of increase in accounting fees. Currently there are no outside consultants under agreement with the Company.

(f)           Net Loss.

The Company had a net loss of $215,273 for the three months ended March 31, 2010 compared to $101,284 for the three months ended March 31, 2009, an increase of $113,989 or approximately 113%. The increases in net losses are the result of the factors mentioned above.  The Company anticipates having a recurring net loss during the remainder of 2010.

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

The Company evaluated its existing control for the year ended December 31, 2009.  The Company’s Chief Executive Officer identified material weaknesses in the Company’s internal control over financial reporting and determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.  The identified material weaknesses did not result in material audit adjustments to the Company’s 2009 financial statements.

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

(d)           The Inability to Issue Shares Upon Conversion of Debentures Would Require the Company to Pay Penalties to Golden State Investors, Inc.

If the Company is unable to issue common stock, or fails to timely deliver common stock on a delivery date, the Company would be required to:

•
pay late payments to Golden State Investors, Inc. (“Golden State”) (formerly known as Golden Gate Investors, Inc.) for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

•
at the election of Golden State, the Company must pay Golden State a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden State by 130%, together with accrued but unpaid interest thereon.

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

In the event that the Company is required to pay penalties to Golden State or redeem the convertible debentures held by Golden State, it may be required to curtail or cease operations.

(e)           Repayment of Debentures, If Required, Would Deplete Available Capital.

The convertible debenture issued to Golden State is due and payable, with 4¾% interest, three years from the date of issuance, unless sooner converted into shares of common stock.  In addition, any event of default could require the early repayment of the convertible debentures at a price equal to 125% of the amount due under the debentures.  The Company anticipates that the full amount of the convertible debentures, together with accrued interest, will be converted into shares of common stock, in accordance with the terms of the debenture.  If the Company were required to repay the debenture, it would be required to use its limited working capital and/or raise additional funds.  If the Company were unable to repay the debentures when required, the debenture holder could commence legal action against it and foreclose on assets to recover the amounts due.  Any such action may require the Company to curtail or cease operations.

Operating Activities.

The net cash used in operating activities was $82,569 for the three months ended March 31, 2010 compared to $17,415 for the three months ended March 31, 2009, an increase of $65,154 or approximately 374%.  This decrease is attributed to many changes from period to period.

Liquidity and Capital Resources.

As of March 31, 2010, the Company had total current assets of $1,949 and total current liabilities of $3,033,120, resulting in a working capital deficit of $3,031,171.  The Company’s cash balance as of March 31, 2010 totaled $1,949.  Overall, cash and cash equivalents for the three months ended March 31, 2010 decreased by $32,973.

 As of December 31, 2009, the Company had total current assets of $33,493 and total current liabilities of $2,975,890 resulting in a working capital deficit of $2,942,397.  The cash balance as of December 31, 2009 totaled $33,493.  The cash flow from financing activities for the year ended December 31, 2009 resulted in a positive cash flow of $218,150.  Overall, cash and cash equivalents for the year ended December 31, 2009 decreased by $53,559.

Net cash provided by financing activities was $51,025 for the three months ended March 31, 2010 compared to cash used in financing activities of $34,715 for the three months ended March 31, 2009, an increase of $85,740 or approximately 247%.  This increase resulted primarily from proceeds from stock issuances.

The Company’s current cash balance will not be sufficient to fund its operations for the next twelve months.  Therefore, the Company’s continued operations, as well as the full implementation of its business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing in addition to the financing arrangement with Golden State.

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

The warrant is exercisable into 15,000,000 (1,500 post reverse split) shares of common stock at an exercise price of $1.09 ($10,900 post reverse split) per share.  As of March 31, 2010, a total of 711 (after the 10,000 to 1 reverse stock split of April 9, 2009) shares were issued related to the warrant providing the Company approximately $7,884,820.

The Company filed another registration statement under Form SB-2 during the first quarter of 2006 related to an amendment of the Securities Purchase Agreement with Golden State in which the debenture was increased to $300,000 and an additional warrant for 15,000,000 (1,500 post reverse split) shares of common stock was issued (also exercisable at $1.09 ($10,900 post reverse split) per share into 20,339,100 (2,034 post reverse split) shares of common stock, providing future funding of approximately $16,350,000).  In connection with the increased debenture, $150,000 was disbursed to the Company in January 2006.  As of March 31, 2010, 2009, a total of 650 (post reverse split) shares were issued related to this new warrant, providing the Company approximately $7,100,000.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) impairment of long-lived assets.  The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results it reports in the financial statements.

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

(c)           Impairment of Long-Lived Assets.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2010 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2010.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

(a)  On April 8, 2010, Company subsidiary, Sterling Yacht Sales, Inc., entered into a Dealer Sales and Service Agreement (“Agreement”) with Forward Ventures GP. DBA Absolute North America (“ANA”).  See Exhibit 10 to this Form 8-K.  Under the terms of the Agreement, ANA grants to Sterling an exclusive license for the term to distribute, sell and service the boat products of Absolute S.p.A. (Italy) in the territory covering Alabama, Florida, Georgia, South Carolina.  The term of the Agreement is for three years.  The company’s website is located at: www.absoluteyachts.com.

(b)  On April 14, 2010, the Company’s board of directors appointed Glenn W, McMachen as the Company’s Chief Executive Officer, President, and Secretary/Treasurer.  He will serve in these positions until the next annual meeting of stockholders or until their successors are duly elected and have qualified.  At the present, there is no material plan, contract or arrangement between the Company and Mr. McMachen.

(c)  On March 19, 2010, the Company entered into a Purchase and Sale Agreement (“Agreement”) with Sterling Yacht Sales, Inc. (“Sterling”), and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen.  Under the terms of this agreement, the Company acquired 100% of the issued and outstanding common stock of Sterling.  In return, the Company issued restricted shares of Company common stock to Sterling’s stockholders in an aggregate amount resulting in an 82.5% ownership of the Company by those individuals.  The formal closing of this transaction was on April 28, 2010.

Under the terms of the Agreement, on March 22, 2010 the former Board members, who resigned on March 19, 2010, will each return 50% of their current Company common stock holdings to the Company to be returned to treasury.  Thereafter, the former Board members will own the following amounts of common stock of the Company: John Fleming: 76,750,355 shares; Marty Schiff: 51,505,834 shares; and Mark Crist: 50,017,500 shares.  These returned shares were actually cancelled on April 28, 2010.

On April 28, 2010, the Company also issued, under the terms of the Agreement, a total of 3,514,042,158 restricted shares of common stock to Glenn W. McMachen, Sr., and Arlene McMachen, one-half to each.  The shares were issued upon approval of the Company’s board of directors in connection with the Agreement.  On that date, all of the Sterling common stock was delivered to the Company, thereby making Sterling a wholly owned subsidiary of the Company.

ITEM 6.  EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TBC Global News Network Inc.

Date	By:	/s/ Glenn W. McMachen, Sr.
Glenn W. McMachen, Sr., Chief Executive Officer

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on April 15, 2003).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on April 15, 2003).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 15, 2003).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2003).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10-KSB filed on April 19, 2004).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3 of the Form 8-K filed on December 21, 2004)

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3 of the Form 8-K filed on July 22, 2005).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3 of the Form 8-K filed on March 27, 2006).

3.9	Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on January 25, 2000).

4.1	Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on November 30, 2004).

4.2	4 3/4 % Convertible Debenture issued to Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.25 of The Form SB-2 filed on May 5, 2005).

4.3	Warrant to Purchase Common Stock issued in favor of Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on November 30, 2004).

4.4	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated November 11, 2004 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on November 30, 2004).

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

10.12
Dealer Sales and Service Agreement between Sterling Yacht Sales, Inc. and Forward Ventures GP. DBA Absolute North America, dated April 8, 2010 (incorporated by reference to Exhibit 10 of the Form 8-K filed on April 20, 2010).

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