Form 10-K
period 2015-12-31
InCapta, Inc.
filed 2016-06-08
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

INCAPTA, INC.

(Exact Name of Company as Specified in its Charter)

Nevada	47-3903460
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1950 Fifth Avenue, Suite 100, San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (619) 798-9284

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes ☐ No ☒.

The aggregate market value of the voting stock held by non-affiliates of the Company as of April 18, 2016: $584,578.  As of April 18, 2016, the Company had 114,231,194 shares of common stock issued and outstanding.

2

PART I.

ITEM 1.	BUSINESS.

Business Development.

InCapta, Inc. (formerly known as TBC Global News Network, Inc.) (“Company”) was formed in Delaware in June 1997 under the name SyCo Comics and Distribution Inc. and is the successor to a limited partnership named SyCo Comics and Distribution formed under the laws of the Commonwealth of Virginia on January 15, 1997, by Sy Robert Picon and William Spears, the co-founders and principal stockholders of the Company. On February 17, 1999, SyCo Comics and Distribution Inc. changed its name to Syconet.com, Inc. With the filing of Articles of Merger with the Nevada Secretary of State on April 12, 2002, the Company was redomiciled from Delaware to Nevada, and its number of authorized common shares was increased to 500,000,000 (see Exhibits 2.1 and 3.1).

On November 21, 2002, the Company amended its articles of incorporation changing its name to Point Group Holdings, Incorporated (see Exhibit 3.2). On March 5, 2003, the Company again amended the articles of incorporation so that (a) an increase in the authorized capital stock of the Company can be approved by the board of directors without shareholder consent; and (b) a decrease in the issued and outstanding common stock of the Company (a reverse split) can be approved by the board of directors without shareholder consent (see Exhibit 3.3). On July 11, 2003, the Company amended its articles of incorporation to increase the number of authorized common shares to 900,000,000 (see Exhibit 3.4). On January 26, 2004, the name of the Company was changed to “GameZnFlix, Inc” by the filing of amended articles of incorporation (see Exhibit 3.5).

On December 16, 2004, the Company amended the articles of incorporation to increase the authorized common stock of the Company to 2,000,000,000 shares (see Exhibit 3.6). On July 19, 2005, the articles of incorporation were further amended to increase the number of authorized common shares to 4,000,000,000 (see Exhibit 3.7), and on March 21, 2006 increased to 25,000,000,000 (see Exhibit 3.8). On September 6, 2007, a 1,000 to 1 reverse split of common stock took place. On December 31, 2007, 100,000,000 shares of Series B common stock and 10,000,000 shares of preferred stock were created by an amendment to the articles of incorporation, along with reducing the authorized common stock to 5,000,000,000 shares (see Exhibit 3.9). On April 9, 2009, a 10,000 to 1 reverse split of the Company’s common stock became effective.

During the period of July 2002 to September 2002, the Company acquired AmCorp Group, Inc., a Nevada Corporation, and Naturally Safe Technologies, Inc. also a Nevada corporation. In February 2005, AmCorp amended its articles of incorporation, changing its name to GameZnFlix Racing and Merchandising, Inc. AmCorp provided services to companies that desired to be listed on the OTCBB and Naturally Safe held patents on a product that assisted Christmas trees in retaining water. Both these companies have ceased operations. In September 2003, the Company acquired Veegeez.com, LLC, a California limited liability company. This company has ceased operations.

On April 30, 2009, the Company entered into an Acquisition Agreement with TBC Today, Inc., a Nevada corporation, where the Company acquired all of the outstanding common stock of TBC. Under this agreement, all 11,000,000 shares of TBC Today, Inc. common stock issued and outstanding will be acquired by the Company for 11,000,000 shares of restricted common stock of the Company. On August 14, 2009, the Company issued 11,000,000 restricted shares of common stock to the shareholders of TBC Today, Inc. in completing this acquisition. This company has ceased operations.

On May 7, 2009, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State (see Exhibit 3.10). This amendment changed the name of the Company to TBC Global News Network, Inc. This corporate action had previously been approved by consent of a majority of the outstanding shares of common stock of the Company.

On March 19, 2010, the Company entered into a Purchase and Sale Agreement with Sterling Yacht Sales, Inc. and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen (see Exhibit 2.2). Under the terms of this agreement, the Company agreed to acquire 100% of the issued and outstanding common stock of Sterling. In return, the Company agreed to issue restricted shares of Company common stock to Sterling’s stockholders in an aggregate amount resulting in an 82.5% ownership of the Company by those individuals.

On September 1, 2014, the Company determined that Sterling and its stockholders materially breached this agreement and therefore the agreement is null and void. Therefore, Sterling is not a subsidiary of the Company and the Company has no further obligations under this agreement.

On April 27, 2015, a 3,000 to 1 reverse split of the Company’s common stock became effective.

On September 3, 2015, the Company completed an Acquisition Agreement under which the Company acquired all of the equity interests of Stimulating Software, LLC, a Florida limited liability company formed on November 5, 2014 (“Stimulating Software”), the acquisition of all the common stock of Inner Four, Inc., a Florida corporation formed on June 19, 2007 (“Inner Four”), and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation formed on June 5, 2015 (“Play Celebrity”). This acquisition was accomplished through a payment by the Company of common stock and Series A preferred stock. This Acquisition is providing assets and revenues to the Company as Inner Four has had revenues and operations from 2007 to the present (see Exhibit 2.3).

Under the Acquisition Agreement, the Company paid to John Swartz, the owner of all the outstanding shares of Inner Four and Stimulating Software, 2,575 restricted shares of Company Series A preferred stock. Mr. Swartz has entered into a consulting services agreement with the Company under which he is paid 3,307,420 restricted shares of Company common stock (see Exhibit 10.6). As the consideration for the sale of the Play Celebrity stock to the Company, the Company issued to Team AJ, LLC, a North Carolina limited liability company (“Team AJ”), and Chasin, LLC, a Delaware limited liability company (“Chasin”), both being the sole stockholders of Play Celebrity Games, Inc., a Delaware corporation (“Play Celebrity”) (these companies are controlled by John Acunto) an aggregate of 1,500 restricted shares of Series A preferred stock of the Company, and 27,429,000 restricted shares of the Company common stock. A portion of these shares was transferred to AF Trust Company, a Florida corporation, and Kaptiva Group, LLC, a Florida limited liability company (also both controlled by Mr. Acunto).

Under the Acquisition Agreement, the Company has the option to purchase other companies owned by Mr. Swartz, namely Navy Duck, LLC, a Florida limited liability company, Ocean Red, LLC, a Florida limited liability company, and Purple Penguin.com, Inc., a Florida corporation. Should the Company exercise this option it will pay Mr. Swartz the sum of $1,500,000, with certain adjustments as specified in the Agreement.

As part of this Acquisition, the Company entered into a Design and License Agreement with Navy Duck, Ocean Red, and Purple Penguin.com, Inc. (see Exhibit D to Exhibit 2.3)

Effective on October 21, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “TBC Global News Network, Inc.” to “InCapta, Inc” (see Exhibit 3.11).

Effective on December 21, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State to reduce the total authorized shares from 5,110,000,000 to 1,000,000,000 (see Exhibit 3.12).

Current Business of the Company.

The acquisition of Stimulating Software, Play Celebrity and Inner Four leads to a business model that allows for the development of new rebranded games and other media business opportunities. Stimulating Software and Play Celebrity Games (both referred to as “GameCo”) have over 30 active and inactive (341) mobile games and has had over 35,000,000 installs on mobile devices since 2009. The distinction between the companies is while both are free to play or commonly referred to as “freemium” with built in upgrades and/or advertising Play Celebrity Games apps are designed to match the Celebrity who has requested the app while Stimulating Software are game apps designed and launch.

 The Company does not use a standard pay to play system for any of its apps, as the Company wants its users to be able to choose between paying or working for their rewards. The Company’s freemium games offer in-app purchases to unlock additional features. Users who do not wish to pay also have the choice of watching a 30-second video ad to earn in-app currency which can be used to unlock the same items. Over the period of January 1, 2015 through December 31, 2015, GameCo generated $46,390 in sales from freemium games (net proceeds after Apple/Google/Amazon take their 30% fees).

Play Celebrity and Stimulating Software have an agreement with TopFan, which has yet to bring any celebrities to have apps developed. This agreement may in the future present the opportunity to create exciting products for the fans of these celebrities (see Exhibit 10.8 – the signatories to this agreement are Celebrity Games Corp., now known as Play Celebrity, and Celebrity Games Software, LLC, now known as Stimulating Software). The combined 371 mobile games is a starting point for the business model on a go forward basis. The GameCo mobile apps combined with the celebrities, artists and athletes that will be a part of Play Celebrity (see Exhibit 10.9 for Artists Participation Agreement between Play Celebrity and Stimulating Software, and Marcus Cooper), will make for a business model that allows the company to build new applications by using the games that are already developed. An example of this is the Kim Kardashian application launched in 2014. This application was previously titled twice before finally becoming a hit game featuring Kim Kardashian (commonly referred to as “Re-Skinning”). The positive side of re-skinning an existing game is significant. As an example, by resigning you save time, development costs are significantly reduced, testing the product and removing bugs is eliminated or significantly reduced and time to get to market is accelerated from months to days.

The combined company began in early 2016 to take the 371 existing games and began the process of re skinning these games. The Company’s four designer/programmers performed the re-skinning of thirty 30 of the Company’s inventory of apps and launched them as new apps on Google Play, iTunes and Amazon.

The marketing plan for the company involves two key ingredients. The first ingredient is to market new celebrity games to our existing user base. The second key ingredient is to have the artist, celebrity or athlete market the product to their fan base using social networks and other available media. This marketing plan is designed to keep the Company’s marketing expenses marginal and at the same time allow the Company to continue to expand its base of users.

The majority of these installs come from new products under stimulating software and from legacy installations from Inner Four. The vast majority of the games is available in the iTunes store today and can be ported to Google, Amazon and other distribution points. This store expansion is key to the Company’s 12-month strategy. It is the Company’s goal to have as many games available on as many available platforms by the end of 2016.

Inner Four, Inc., the third company that was acquired, is under development as a Cloud based television network under a master developer agreement with xTV.net. The Company plans include developing channels to present talk shows, music videos, and sporting events.

At the present time, the Company has one employee, who consists of the chief executive officer and number of consultants retained advise the Companies on changes in the market places.

ITEM 1A.	RISK FACTORS.

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating the Company’s business. The Company’s business, financial condition, and results of operations could be materially adversely affected by any of these risks. Please note that additional risks not presently known to the Company or that it currently deems immaterial may also impair its business and operations.

Risks Related to the Business of the Company.

(a)	Very Limited Operations During Past Five Years May Affect Ability of Company to Survive.

The Company has had no operations from August 2010 to August 2014; prior to that it had a substantial record of revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain or acquire a business and generate sufficient revenues so that it can profitably operate, the Company’s business plan will not succeed. Accordingly, the Company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business.

The Company incurred a net income of $3,096,662 (due solely to a debt write-off) for the year ended December 31, 2014 and a net loss of $34,766,128 for the year ended December 31, 2015. As of December 31, 2015, the Company has an accumulated deficit of $109,093,354. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

(b)         The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated June 2, 2016, the Company’s independent auditor stated that the financial statements for the two years ended December 31, 2015 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c)          The Company Has Issued and in the Future May Issue More Shares in an Acquisition, Which May Result in Substantial Dilution.

Under the Acquisition Agreement dated September 3, 2015, the Company issued a total of 25,417,405 restricted shares of common stock. Under this Agreement, the Company is obligated to issue additional shares to the 4 companies controlled by John Acunto so that they collectively own 70% of the issued and outstanding common stock of the Company. The Company will make the determination in the near future as to when to issue these additional shares of common stock. Under the Agreement, the Company also issued a total of 4,725 shares of Series A preferred stock. Each share of convertible preferred stock is convertible, at the option of the holder, at any time into the number of fully paid and nonassessable shares of Company common stock as determined by dividing 1,000 by the amount that is a 10% discount to the average of the closing price per share of the Company’s common stock on the exchange on which this common stock is traded over the 10 trading day period ending immediately prior to the conversion date. These issuances result in substantial dilution to existing stockholders of the Company.

Any further acquisition effected by the Company may also result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of the Company’s common stock held by its then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by the Company’s then existing stockholders. The Company’s Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of its stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

(d)          Games Could Become Obsolete Which Could Affect Revenue.

The games we own and operate could become obsolete by the release of new technologies in the smart phone space. However, by updating the games it is expected that the inventory of current games would again be used. The updating of games is a normal review process of the Company.

(e)          Games Could be Removed by Resellers Which Could Affect Revenue.

The games the Company now owns and operates could also be removed by its resellers Apple’s iTunes, Google’s Google Play store, or Amazon. These companies have the right to remove any game for any reason they deem fit. The Company would not have the capital to sustain litigation in the event the Company believes its games were removed for invalid reasons.

The Company’s subsidiaries have entered into agreements with these companies, as follows:

•	Stimulating Software: Apple’s iTunes, Google’s Google Play, and Amazon.

•	Inner Four: Google’s Google Play, xTV.net, SINT, Inc., Kinoke, Mancuso-Martin Productions.

•	Play Celebrity: Apple’s iTunes.

(f)	Account Could be Suspended Which Could Affect Company Operations.

The Company’s App resellers such as Apple, Google and Amazon could suspend the Company’s entire account if it submitted an inappropriate application. This could cause significant customer service issues and impact our revenue stream. The main cause if the automation system used to approve applications. The Company intends to submit celebrity applications that use the name and likeness of famous individuals. This can cause the automated system to reject the application and cause all of our applications in that account to be suspended until the application is approved by a human being at the reseller.

(g)	Game and Application Business is Very Competitive.

The game and application business has exploded over the past seven years, especially since the launch of the smart phone. Today, there are over 1,000,000 game and application developers worldwide. The Company believes all of these companies could potentially replicate the Company’s business model in some way, shape or form. The application space is very crowded and according to www.statista.com there are over 5,000,000 mobile applications with over 1.8 billion users. The Company currently owns several hundred applications which represents a fraction of the number of applications and therefore makes getting our applications noticed and attracting users very challenging.

With so many applications and companies generating over 1 billion dollars in annual revenues, it can be challenging to acquire new users. The average cost of a new user ranges from $2.50 to as high as $11.00. This cost to acquire a user can contribute to a drain of the Company’s cash flow and capital reserves. Further, the Company believes that its system of marketing to existing users reduces its costs. In the event that the Company’s application distribution points exclude outside advertising within the applications its ability to reduce user acquisition cost could be significantly higher.

(h)	Celebrity Agreements Could be Uncertain.

The Company will sign agreements to provide applications and games to celebrities. These celebrities can pose a risk to the company in several areas. First, the celebrity could withdraw the Company’s right to use their likeness and image due to movie rights, music holder rights or other rights that their agreements with us would allow them to rescind there agreement with us to use their likeness and image. Second, the celebrity could be frustrated by their fans reaction to the game and claim the game is affecting their brand or their likeness value and the marketplace and could terminate the agreement and the use of their likeness and image in the game. Last, the celebrity could have a series of bad press, commit a crime or do something that may injure our reputation causing us to remove the availability of the game despite its popularity or revenue.

(i)	No Assurance of Funding.

There is no guarantee that funding sources, or any others, will be available in the future, or that they will be available on favorable terms. In addition, this funding amount may not be adequate for the Company to fully implement its business plan. Thus, the ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require the company to:

•	curtail operations significantly;

•	sell assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s access to financing proves to be inadequate to meet the Company’s operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

(j)           The Company May Be Subject to Certain Tax Consequences in Its Business, Which May Increase the Cost of Doing Business.

The Company may not be able to structure its acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with the Company or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, the Company cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

(k)           The Company May Be Subject to Further Government Regulation That Would Adversely Affect Its Operations.

Although the Company will be subject to the reporting requirements under the Exchange Act, management believes it will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since it will not be engaged in the business of investing or trading in securities. If we engage in business combinations that result in our holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act. If so, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

(l)           The Company’s Success Is Largely Dependent on the Abilities of Its Personnel.

The Company’s success is dependent upon the hiring of qualified administrative personnel. The Company’s officer and director does not have an employment agreement with the Company; therefore, there can be no assurance that this person will remain employed by the Company. In addition, the Company’s success is also dependent on the services of John Swartz and other independent contractors to operate the acquired companies. Some of these individuals, such as Mr. Swartz, have a consulting agreement with the Company. The Company has already received commitments from three people (web designer and two developers) to begin work at the beginning of 2016.

Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company’s business and prospects in that replacement personnel may not understand the proposed business of the company. Also, the Company does not carry any key person insurance on any of the officers and directors of the Company.

(m)          Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

The Company’s articles of incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. The bylaws of the Company also include provisions to the effect that the Company may indemnify any director, officer, or employee. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Risks Relating to the Company’s Common Stock.

(a)          The Company’s Common Stock May Be Traded Infrequently and In Low Volumes, Which May Negatively Affect the Ability to Sell Shares.

The shares of the Company’s common stock may trade infrequently and in low volumes on the OTC Markets Group, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who can generate or influence sales volume, and that even if we came to the attention of such institutionally oriented persons, they tend to be risk-averse in this environment and would be reluctant to follow an early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in the Company’s shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  The Company cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.  Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market.  These factors may have an adverse impact on the trading and price of our securities, and could even result in the loss by investors of all or part of their investment.

(b)	The Company’s Common Stock Price May Be Volatile.

The future trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•	changes in regulatory policies with respect to business development companies;

•	actual or anticipated changes in earnings or fluctuations in operating results;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

Due to the continued potential volatility of the stock price, the Company may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

(c)	Absence of Cash Dividends May Affect Investment Value of the Company’s Stock.

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

(d)           No Assurance of a Public Trading Market and Risk of Low Priced Securities May Affect Market Value of the Company’s Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934. Because the Company’s securities may constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and its common stock.

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

•	the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule; and

•	the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

•	obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives;

•	reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock;

•	deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement, and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and

•	receive from the person a manually signed and dated copy of the written statement.

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

There has been a very limited public market for the Company’s common stock. The Company intends to have a market maker file an application on the Company’s behalf with the Over the Counter Bulletin Board in order to make a market in the Company’s common stock. However, until this happens, if the market maker is successful with such application, and even thereafter, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

•	the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(e)          Failure To Remain Current In Reporting Requirements Could Result in the Company Being Delisting From The Over The Counter Bulletin Board.

Companies that trade on the Over the Counter Bulletin Board (such as the Company) must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the Bulletin Board. When the Company becomes listed on that market, if it fails to remain current in the Company’s reporting requirements, the Company could be delisted from the Over the Counter Bulletin Board.

In addition, the National Association of Securities Dealers, Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Over the Counter Bulletin Board issuers that are cited for filing delinquency in its Form 10-K’s/Form 10-Q’s three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company’s Current Reports on Form 8-K (but failure to timely file a Form 8-K could have other ramifications for the Company).

As a result of these rules, the market liquidity for the Company’s common stock could be severely adversely affected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of stockholders to sell their securities in the secondary market.

(f)	Failure to Maintain Market Makers May Affect Value of the Company’s Stock.

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

(g)          Issuance of Common Stock in Exchange for Services or to Repay Debt Would Dilute Proportionate Ownership and Voting Rights, and Could Have a Negative Impact on the Market Price of the Company’s Stock.

The Company’s board of directors may issue shares of common stock to pay for debt or services, without further approval by its stockholders based upon such factors as the board of directors may deem relevant at that time.  It is likely that the Company will issue securities to pay for services and reduce debt in the future.  It is possible that the Company will issue additional shares of common stock under circumstances it may deem appropriate at the time.

(h)          If The Company is Unable to Raise Necessary Additional Capital as Needed, Its Business May Fail or its Operating Results and the Stock Price May Be Materially Adversely Affected.

To secure additional needed financing, the Company may need to borrow money or sell more securities, which may reduce the value of its outstanding common stock. Selling additional stock, either privately or publicly, would dilute the equity interests of the Company’s stockholders. In addition, if the Company raises additional funds by issuing equity securities, the holders of the new equity securities may have rights superior to those of the holders of shares of common stock, which could adversely affect the market price and the voting power of shares of its common stock.  If the Company raises additional funds by issuing debt securities, the holders of these debt securities may have some rights senior to those of the holders of shares of common stock, and the terms of these debt securities could impose restrictions on operations and create a significant interest expense for the Company.

(i)           No Cumulative Voting May Affect Ability of Some Stockholders to Influence Mangement of Company.

Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of stockholders will be able to elect all of the directors of the Company, and the minority stockholders will not be able to elect a representative to the Company’s board of directors.

(j)           Shares Eligible For Future Sale Could Affect the Price of the Common Stock.

All of the shares currently held by management and the major stockholders have been issued in reliance on the private placement exemption under the Securities Act of 1933, as amended (“Act”). Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Act. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Company (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that certain current public information is then available. If a substantial number of the shares owned by these stockholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock at that time could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

The Company owns general office equipment valued at approximately $5,700 ($4,300 after depreciation). The Company acquired substantial assets as a result of the Acquisition Agreement, as set forth in Schedule 4.10 to this Agreement. As of December 31, 2015, the assets were impaired to $0.

The Company currently maintains an office at 1950 Fifth Avenue, Suite 100, San Diego, California 92101. The Company does not pay any monthly rent at this time for use of an office at this address, which is provided by an attorney for the Company. These offices are currently adequate for the needs of the Company.

ITEM 3.	LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this registration statement that could have a materially adverse effect on the Company’s financial position or operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock trades on the OTC Markets Group under the symbol “INCT”. Prior to the Company’s name change effective on October 21, 2015, the Company’s common stock traded under the symbol “TGLN”.

The range of closing prices shown below is as reported by the OTC Markets Group. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2015

	High	Low

Quarter Ended December 31, 2015	$1.65	$0.0023
Quarter Ended September 30, 2015	$0.35	$0.055
Quarter Ended June 30, 2015 (1)	$0.99	$0.06
Quarter Ended March 31, 2015	$0.0001	$0.0001

(1) A 3,000 to 1 reverse split of the Company’s common stock was effective on April 27, 2015.

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2014

	High	Low

Quarter Ended December 31, 2014	$0.0001	$0.0001
Quarter September 30, 2014	$0.0001	$0.0001
Quarter Ended June 30, 2014	$0.0001	$0.0001
Quarter Ended March 31, 2014	$0.0001	$0.0001

Reverse Split.

On April 27, 2015, there was a 3,000 to 1 reverse split of the Company’s common stock. After this reverse split, the total number of outstanding shares of common stock of the Company as of June 30, 2015 was 1,012,029 (includes shares issued for purposes of rounding); immediately after the reverse split, the number of issued and outstanding shares was 1,004,517.

Holders of Common Equity.

As of March 1, 2016, the Company had 465 stockholders of record of its common stock. The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name.

Dividends.

The Company has not declared or paid a cash dividend to stockholders since it was organized. The Board of Directors presently intends to retain any earnings to finance the Company’s operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company’s earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

There were the following sales of unregistered (restricted) securities during the year ended on December 31, 2015 (not previously disclosed by the Company is its Form 10 filing):

•	On December 14, 2015 the Company issued 26,865,905 restricted shares of common stock under the Acquisition Agreement and recorded as acquisition contingency expense.

•	On December 21, 2015 the Company issued 500,000 restricted shares of common stock under a consulting agreement and expensed to consulting fees.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, the Company’s audited financial statements and related notes presented in a separate section of this report following Item 15, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Overview.

On September 3, 2015, the Company completed an Acquisition Agreement under which the Company acquired all of the equity interests of Stimulating Software, the acquisition of all the common stock of Inner Four, Inc., and all of the common and preferred stock of Play Celebrity Games, Inc.

The acquisition of Inner Four, Stimulating Software and Play Celebrity leads to a business model that allows for the development of new rebranded games.  Both Stimulating Software and Inner Four have a library of Apps on iTunes and Google store that generates revenues through App purchases (in App purchases and per click advertising).

Play Celebrity brings agreements to create mobile games for artists, celebrities and athletes. Play Celebrity has an agreement with TopFan to create exciting products for the fans of these celebrities.

The combined company will take the 500 existing games and begin the process of re skinning these games for artists and celebrities. The Company is using its own staff now to perform the re-skinning.

The business will incorporate many new strategies in attracting new users, retaining new users and expanding its core platform. Some of these strategies will include the use of licensed music, videos and other content. These strategies we believe allow us to distinguish our celebrity games from other games in the market place. The current marketplace does not have a lot of licensed music content application or a lot of licensed video content either. The Company also intends to work closely with new partners to develop a social network that underlies our platform. With so many games and with a large current monthly user base, the Company believes it can establish a core social network for the users to share in their game and fan experiences. The agreement between Play Celebrity and TopFan allows for those types of social behaviors to occur.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $18,919 for the year ended December 31, 2015 and none for the year ended December 31, 2014.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $2,697,535 for the year ended December 31, 2015 compared to $3,629 for the year ended December 31, 2014, an increase of $2,693,906. This increase was mainly due to extra expenses in bringing the Company reporting again.

(c)	Impairment of Intangible Assets.

The Company had impairment expenses of $4,478,142 for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014. This increase was due to the carrying amount of the Company’s apps that exceed their estimated future cash flows, resulting in an impairment charge (the amount by which the carrying amount exceeds fair value of these assets). The apps will go through the re-skinning process and the cost of that process will be capitalized based on management’s evaluation under U.S. general accepting account principles.

(d)	Debt Write-Off.

The Company had a debt write-off of $3,100,291 for the year ended December 31, 2014 based on the age of certain debt of the Company and the fact that based on opinion of counsel this aged debt could no longer be collected (none for the year ended December 31, 2015).

(e)	Net Loss.

The Company had a net loss of $34,718,428 for the year ended December 31, 2015 compared to net income of $3,096,662 for the year ended December 31, 2014, a change of $37,815,090. This change was due to significant consulting fees and an impairment charge in 2015 compared to a debt write-off that occurred in 2014.

Operating Activities.

The net cash used in operating activities was $96,770 for the year ended December 31, 2015 compared to no cash provided by or used in operating activities for the year ended December 31, 2014. This change is attributed to the net loss that occurred in 2015 and income in 2014.

Investing Activities.

The net cash provided by investing activities was $22,348 for the year ended December 31, 2015 compared to no cash provided by or used in investing activities for the year ended December 31, 2014. This change is attributed to cash purchased by part of the Acquisitions by the Company at September 3, 2015.

Liquidity and Capital Resources.

As of December 31, 2015, the Company had total current assets of $1,385,927 and total current liabilities of $162,559, resulting in a working capital surplus of $1,223,368.  The cash and cash equivalents was $1,790 as of December 31, 2015.

The net cash provided by financing activities from loans was $76,212 for the year ended December 31, 2015 compared to $0 for the year ended December 31, 2014.

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of December 31, 2015, there was $16,136 interest accrued on the loan.

As various times between August 5, 2015 and December 30, 2015, Mr. Acunto loaned the Company a total of $51,212. These loans bear interest at the rate of 4% per annum; $637 in interest has been accrued on these loans, brining the total owed to $51,849.

The Company’s current cash and cash equivalents balance will not be sufficient to fund its operations for the next twelve months. The Company’s ability to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, and to obtain additional financing, and ultimately attain profitability. The Company’s continued operations, as well as the implementation of the Company’s business plan will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to it and/or that demand for the Company’s common stock will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to the Company’s existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s cash assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to the Company’s existing stockholders.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; and (b) net income (loss) per share. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

(a)	Use of Estimates.

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)	Impairment of Long-Lived Assets.

In accordance with Accounting Standards Codification Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. At December 31, 2015, the Company evaluated its long-lived assets and determined that they had been impaired and took a charge to earnings of $4,478,142.

Forward Looking Statements.

This Form 10-K “forward looking statements” within the meaning of Rule 175 of the Act, and Rule 3b-6 of the Securities Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “intends,” “forecast,” “project,” and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Company’s estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, and its critical accounting policies.

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

Audited financial statements as of and for the years ended December 31, 2015 and 2014 are presented in a separate section of this report following Item 15.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the 1934 Act”)) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015.

A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. During the assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses related to the lack of segregation of duties and the need for stronger financial reporting oversight.  Due to the Company’s limited resources, the Company does not have accounting personnel with extensive experience in maintaining books and records and preparing financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).  Additionally, the Company does not have a formal audit committee, and the Board of Directors does not have a financial expert, thus the Company lacks the board oversight role within the financial reporting process.

Remediation of Material Weaknesses.

Management is in the process of determining how best to change the Company’s current system and implement a more effective system of controls and procedures.  However, given limitations in financial and manpower resources, we may not have the resources to address fully the weaknesses in controls.  No assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

On September 15, 2010, the SEC, in Release Nos. 33-9142 and 34-62914, adopted amendments to remove the requirement for a non-accelerated filer to include in its annual report an attestation report of the filer’s registered public accounting firm. In addition, the SEC clarified that an auditor of a non-accelerated filer need not include in its audit report an assessment of the issuer’s internal control over financial reporting. Therefore, the Company, as a smaller reporting company, does not include an attestation report of its independent registered public accounting firm regarding internal control over financial reporting in this Form 10-K.

Inherent Limitations of Control Systems.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, including the Company’s principal executive officer and the principal financial officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Subsequent Events.

From January 1, 2016 through March 15, 2016, the Company has entered into business relationships with xTV, Kinoke, Mancuso-Martin Productions, SINT Mobile, Inc., launched seventeen of its own game apps and has begun to develop three apps for three celebrities (David Bautista, Bahja Rodriquez and Qwote).

On January 27, 2016, through the Company’s subsidiary, Inner Four, Inc., the Company signed a master services agreement with xTV.net to develop a Cloud Television Network for projects such as talk shows, music videos and sports events. Under this agreement, the Company has five networks with unlimited channels for each network. Currently, the Company has started to build demo networks that can be seen at www.InCapta.tv.

On February 4, 2016, the Company, through its subsidiary Stimulating Software, entered into a service agreement with Kinoke to provide monthly website/app storage and maintenance and programming for Kinoke’s “Tunstall/Kinoke” app which is a picture/video storage system to allow people to record and store family photo/videos with sound. Kinoke through its relationship with Tunstall is estimated to reach four million subscribers. Under the agreement, the Company will also develop further apps for Kinoke that will be offered to the subscriber base.

On February 12, 2016, the Company, through its subsidiary Inner Four, Inc., entered into a joint venture agreement with Mancuso-Martin Productions to build a television network to air Leading Edge Radio Network talk shows, radio and other productions to be developed. The Company launched www.LeadingEdgeRadio.tv under the agreement.

On March 4, 2016, the Company issued 22,493,310 restricted shares of common stock to Team AJ, LLC (controlled by John Acunto) under the Acquisition Agreement.

On March 7, 2016, the Company, through its subsidiary Stimulating Software, entered into a joint venture agreement with SINT Mobile, Inc dba Stay In Touch Mobile to develop five game apps for advertising that will be marketed to mobile carriers in India (estimated 230 million users), Africa, Indonesia and other areas of the World.

During the period of January 1, 2016 through April 18, 2016, the Company issued shares of its common stock as follows:

•	11,213,332 free trading shares of common stock under the Company’s Stock and Option Plan to consultants as compensation for services valued at $1,462,999. The value was based on the market price of the Company’s common stock at the date of issuance.

•	50,000 free trading shares of common stock under the Company’s Stock and Option Plan to an attorney as compensation for services valued at $2,000. The value was based on the market price of the Company’s common stock at the date of issuance.

•	26,844,248 restricted shares of common stock in connection with the Acquisition Agreement dated September 3, 2015, with a value of $3,687,239. The value was based on the acquisition agreement dated September 3, 2015.

•	4,000,000 free trading shares of common stock under the Company’s Stock and Option Plan as a result of options issued under this plan to a consultant, with a value of $80,000. The value was based on the board of directors setting the exercise price at $0.02 per share.

On May 31, 2016, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Rockwell Capital Partners, Inc., a Delaware corporation (“Rockwell”). Under the Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $50,861.25 under the terms set forth in a Claim Purchase Agreement. After the execution of the Agreement, the Company and Rockwell submitted, pursuant to Section 3(a)(10) of the Act, the terms and conditions of this agreement to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares, as defined under the Agreement. On June 1, 2016, the Circuit Court of the Twelfth Judicial Circuit of Florida (Sarasota County) entered an order finding that the Agreement is approved as fair to Rockwell, within the meaning of Section 3(a)(10) of the Act, and that the sale of the shares to Rockwell and the resale of the shares by Rockwell will be exempt from registration under the Act.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors and Executive Officers.

The name, age, and position of the director/executive officer of the Company are set forth below. The director named below will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There is no arrangement or understanding between the director/executive officer and any other person pursuant to which the director/officer was or is to be selected as a director/officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the director/officer of the Company.

On August 15, 2014, Glenn W. McMachen, Sr., the Company’s sole board member, and chief executive officer, president, and secretary/treasurer of the Company, appointed John Fleming as a new member of the Company’s board of directors. Mr. McMachen then resigned from all positions with the Company. Mr. Fleming was then appointed as the Company’s chief executive officer, president, and secretary/treasurer.

John J. Fleming, President/ Chief Executive Officer/Secretary/Treasurer/Director.

Mr. Fleming, age 67, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years before joining the Company in September 2002. Mr. Fleming served as the Company’s chief executive officer and president from 2002 until he resigned on March 24, 2010 (the date of execution of the Agreement noted in Item 1.02 above. Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors. From March 2010 to August 2014, Mr. Fleming has acted as a business consultant.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the 1934 Act requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2015, and certain written representations from executive officers and directors, and control persons, the Company is not aware of any required reports were not timely filed, except as follows: Form 4’s were not filed to cover the following issuances to Mr. Acunto:

•	On November 16, 2015, the Company issued 700,000 restricted shares of common stock to Mr. Acunto to settle the $70,000 shareholder payable balance.

•	On December 14, 2015 the Company issued 20,011,920 restricted shares of common stock and in connection with the Acquisition Agreement to Team AJ, LLC (12,836,834) and AF Trust Company (7,175,096) (both companies controlled by Mr. Acunto).

The Company has previously informed Mr. Acunto of his filing requirements.

Corporate Governance.

The primary function of the Company’s board of directors is oversight of management so that identifying and addressing the risks and vulnerabilities that the Company faces is an important component of the board of directors’ responsibilities, whether monitoring ordinary operations or considering significant plans, strategies, or proposed transactions. The risk management process that the Company has established is overseen by the Audit Committee, which is also responsible for oversight of risk issues associated with our overall financial reporting and disclosure process and with legal compliance as well as reviewing policies on risk control assessment and accounting risk exposure. While the board of directors is ultimately responsible for risk oversight, our management is responsible for day-to-day risk management processes. The Company believes this division of responsibilities is the most effective approach for addressing the risks facing the Company and that its board of directors leadership structure supports this approach.

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

Audit Committee.

The Company’s board of directors functions as audit committee for the Company.

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

Other Committee of the Board of Directors.

The Company presently does not have a nominating committee, an executive committee of the board of directors, stock plan committee or any other committees.

Recommendation of Nominees.

The Company does not have a standing nominating committee or committee performing similar functions. Because of the small size of the Company, the board of directors believes that it is appropriate for the Company not to have such a committee. All the directors participate in the consideration of director nominees.

The board of directors does not have a policy with regard to the consideration of any director candidates recommended by security holders. Because of the small size of the Company, and the limited number of stockholders, the board of directors believes that it is appropriate for the Company not to have such a policy.

When evaluating director nominees, The Company considered the following factors:

•	The appropriate size of the board.

•	The Company’s needs with respect to the particular talents and experience of company directors.

•	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.

•	Experience with accounting rules and practices.

•	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation.

The following table presents compensation information for the years ended December 31, 2015, 2014, and 2013 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($) (i)	Total ($) (j)
John Fleming,	2015	$5,625	-	-	-	-	-	-	$5,625
CEO (1)	2014	-	-	-	-	-	-	-	-

Glenn W.	2014	-	-	-	-	-	-	-	-
McMachen, Sr. (1)	2013	-	-	-	-	-	-	-	-

(1) Mr. Fleming was appointed chief executive officer and a director on August 15, 2014. Glenn W. McMachen, Sr., resigned those positions on that date.

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

ITEM 12.     security ownership of certain beneficial owners and management, AND RELATED STOCKHOLDER MATTERS

Common Stock.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of April 18, 2016 (114,231,194 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)		Percent of Class
Common Stock	John Acunto, 1950 Fifth Ave., Suite 100, San Diego, CA 92101	60,102,635	(3)	52.62%
Common Stock	John Fleming, 1950 Fifth Ave., Suite 100, San Diego, CA 92101	26,589		0.02%
Common Stock	Shares of all directors and executive officers as a group (1 person)	26,589		0.02%

(1)           This amount, post 3,000 to 1 reverse split effective on April 27, 2015, includes shares issued for purposes of rounding.

(2)           Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Except as set forth below, none of these individuals holds any convertible securities.

(3)           These shares are held as follows: Chasin, LLC, a Delaware limited liability company (4,300,000 shares), Team AJ, LLC, a North Carolina limited liability company (39,630,134), AF Trust Company, a Florida corporation (11,275,096 shares), Kaptiva Group, LLC, a Florida limited liability company (3,197,405 shares), Tranquility Holdings (1,000,000), and John Acunto (700,000). Mr. Acunto controls the voting power and investment power of the shares owned by each of these companies.

Neither the officers and directors of the Company, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the Company. The director/officer has not used shares of this Company to secure a loan.

Series A Convertible Preferred Stock.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s Series A convertible preferred stock as of April 18, 2016 (4,770 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding convertible preferred stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)		Percent of Class
Series A Convertible Preferred Stock	John Swartz, 154 Gull Aire Blvd., Oldsmar, FL 34677	2,575		54.50%
Series A Convertible Preferred Stock	John Acunto, 1950 Fifth Ave., Suite 100, San Diego, CA 92101	870	(3)	18.41%
Series A Convertible Preferred Stock	Anand Gokel, 3754 Benton St., Santa Clara, CA 95051	600		12.70%
Series A Convertible Preferred Stock	John Fleming, 1950 Fifth Ave., Suite 100, San Diego, CA 92101	400		8.47%
Series A Convertible Preferred Stock	Brian F. Faulkner, Esq., 27127 Calle Arroyo, Suite 1923, San Juan Capistrano, CA 92675	250		5.29%
Series A Convertible Preferred Stock	Shares of all directors and executive officers as a group (1 person)	400		8.47%

(1)           The Company filed an Amended Certificate of Designation on September 10, 2015. Under this document the Company is permitted to issue up to 10,000 shares of Series A Convertible Preferred Stock. Each share of convertible preferred stock is convertible, at the option of the holder, at any time into the number of fully paid and nonassessable shares of Company common stock as determined by dividing 1,000 by the amount that is a 10% discount to the average of the closing price per share of the Company’s common stock on the exchange on which this common stock is traded over the 10 trading day period ending immediately prior to the conversion date. Each share of convertible preferred stock has the right to vote on all matters on which holders of common stock of the Company may vote, and for each share of convertible preferred stock held the holder shall be treated as holding 20 shares of Company common stock.

(2)           Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. None of these individuals holds any other convertible securities.

(3)           These shares are held in the name of Team AJ, LLC. Mr. Acunto, the managing member, controls the voting power and investment power of these shares.

Neither the officers and directors of the Company, nor any company they directly or indirectly control, has entered into any arrangements, agreements (including derivative agreements), or contracts that give or will give anyone else an interest in the Company. The director/officer has not used shares of this Company to secure a loan.

Securities Authorized for Issuance under Equity Compensation Plans.

On December 8, 2015, the Company adopted the 2015 Stock and Option Plan. As of December 31, 2015, all 30,000,000 shares of common stock authorized under this plan have been registered as a result of a Form S-8 filed with the Securities and Exchange Commission on December 14, 2015. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders. As of December 31, 2015, there were 15,290,320 shares of common stock registered under this plan remaining to be issued.

Equity Compensation Plan Information December 31, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	2015 Stock and Option Plan: 15,290,320

Total	-	-	2015 Stock and Option Plan: 15,290,320

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the Company’s last two fiscal years, there has been no transaction, or any currently proposed transaction, in which the Company was or is to be a participant, and in which any related person (those set forth in the charts under Item 4 above) had or will have a direct or indirect interest.

Starting January, 1 2015 Mr. Fleming is accruing a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of June 30, 2015, the Company paid Mr. Fleming $3,666 of this consulting fee and there is a balance of $5,333 in accounts payable. There is no written agreement for this consulting fee.

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming during the current fiscal year. Mr. Fleming has a balance of $6,950 owed to him under “due to officers” for the transfer of assets and various out of pocket expenses.

On September 14, 2015, the Company issued 15,897,405 restricted shares of common stock to companies controlled by Mr. Acunto in connection with the Acquisition Agreement dated September 3, 2015 (see Exhibit 2.3). Also in connection with this agreement, the Company on September 15, 2015 that date also issued restricted shares of Series A preferred stock to those individuals as shown in the chart under Item 4 above.

On September 14, 2015, the Company issued restricted shares of common stock to the following individuals for consulting work done, and to be done, for the Company: Anand Gokel (3,500,000 shares); John Swartz (3,307,420 shares); Lorraine Handel (3,307.420 shares); Anne Morrison (3,157,420 shares); and Anna Acunto (2,800,000). The Company anticipates having consulting agreements in place with these individuals by December 31, 2015.

On November 16, 2015, the Company issued 700,000 restricted shares of common stock to Mr. Acunto to settle the $70,000 shareholder payable balance.

On December 14, 2015 the Company issued 20,011,920 restricted shares of common stock and in connection with the Acquisition Agreement to Team AJ, LLC (12,836,834) and AF Trust Company (7,175,096).

As various times between August 5, 2015 and December 30, 2015, Mr. Acunto loaned the Company a total of $51,212 (which is set forth in loans payable). These loans bear interest at the rate of 4% per annum; $637 in interest has been accrued on these loans, brining the total owed to $51,849.

The Company has not had a promoter at any time during the past five fiscal years.

The Company defines director independence in accordance with the definition as set forth in Rule 5605(a)(2) of the Rules of the NASDAQ Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Anton & Chia, LLP for the audit of the Company’s annual financial statements, and review of interim unaudited financial statements: 2015: $30,737; 2014: $14,000.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firm, other than the services reported above: $0.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a)           Audited financial statements as of and for the years ended December 31, 2015 and 2014; and

(b)           Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: June 6, 2016	By:	/s/ John Fleming
John Fleming, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Fleming	President/Chief Executive Officer/	June 6, 2016
John Fleming	Secretary/Treasurer/Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InCapta, Inc.

(formerly known as TBC Global News Network, Inc.)

We have audited the accompanying consolidated balance sheets of InCapta, Inc. (formerly known as TBC Global News Network, Inc.) (“Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses, has had recurring negative cash flows from operations, and has an accumulated deficit that raises substantial doubt over its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
June 6, 2016

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,790	$—
Prepaid consulting fees	1,384,137	—
Total current assets	1,385,927	—
Other assets:
Furniture and equipment	4,370	—
Total assets	$1,390,297	—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$30,826	$170,187
Accrued interest	16,691	—
Due to officer	8,441	404
Convertible notes payable – related party, net of discount of $19,887	31,325	—
Loans payable	25,000	—
Derivative liability	50,276	—
Total current liabilities	162,559	170,591

Stockholders’ equity (deficit):
Common stock; $0.001 par value; 890,000,000 shares authorized, 72,373,614 and 1,004,517 shares issued and outstanding as of December 31, 2015 and December 31, 2014 (1)	72,374	1,005
Series B common stock; $0.001 par value; 100,000,000 shares authorized, no shares issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 4,725 and 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014	5	—
Additional paid-in capital	110,248,713	74,203,330
Accumulated deficit	(109,093,354)	(74,374,926)
Total stockholders’ equity (deficit)	1,227,738	(170,591)
Total liabilities and stockholders’ equity (deficit)	$1,390,297	—

(1) The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 (1,004,517).

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Year Ended December 31, 2014
Net sales	$18,919	$—

Costs and expenses:
General and administrative	2,697,535	3,629
Impairment of intangible assets	4,478,142	—
Acquisition contingency	27,215,905	—

Total costs and expenses	34,391,582	3,629

Loss from operations	(34,372,663)	(3,629)

Other income and (expense):
Interest and financing costs	(365,296)	—
Change in value of derivative liability	6,271	—
Gain on extinguishment of debt	—	3,100,291
Other expenses	13,260	—

Total other income (expense)	(345,765)	3,100,291

Net income (loss) before provision for income taxes	(34,718,428)	3.096,662

Provision for income taxes	—	—

Net income (loss)	(34,718,428)	3,096,662

Preferred stock dividend	(47,700)	—

Net income (loss) attributed to common stockholders	$(34,766,128)	$3,096,662

Basic and diluted earnings (loss) per share	$(3.75)	$3.08

Weighted average number of shares outstanding (1)	$9,276,281	1,004,517

(1) The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015.

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2015 AND DECEMBER 31, 2014

	Common Stock		Preferred Stock				Total
	Shares (1)	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Beginning balance, January 1, 2014	1,004,517	$1,005	—	$—	$74,203,330	$(77,471,588)	$(3,267,253)

Net income	—	—	—	—	—	3,096,662	3,096,662

Balance, December 31, 2014	1,004,517	1,005	—	—	74,203,330	(74,374,926)	(170,591)

Adjustments of reverse split (rounding)	7,512	8	—	—	(8)	—	—
Shares issued for financing costs	740,000	740	45	—	311,760	—	312,500
Shares issued for services	18,338,275	18,338	680	1	4,083,236		4,101,575
Shares issued for acquisitions	25,417,405	25,417	4,045	4	4,461,356	—	4,486,777
Shares issued for acquisition contingency	26,865,905	26,866			27,189,039		27,215,905

Net loss	—	—	—	—	—	(34,718,428)	(34,718,428)

Balance, December 31, 2015	72,373,614	$72,374	4,770	$5	$110,248,713	$(109,093,354)	$1,227,738

(1) The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015.

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(34,718,428)	$3,096,662
Adjustments to reconcile net income to net cash:
Depreciation	1,373	—
Common stock issued for services	4,101,575	—
Common stock issued for acquisition contingency	27,215,905
Impairment of intangible assets	4,478,142	—
Financing costs	317,835	—
Amortization of debt discounts	31,325	—
Change in value of derivative liability	(6,271)	—
Gain on extinguishment of debt	—	3,100,291
Change in current assets and liabilities:
Accounts receivable	6,134
Prepaid consulting fees	(1,384,137)	—
Accounts payable	(159,208)
Accrued interest	16,691	404
Due to officer	2,294	3,225
Net cash provided by (used in) operating activities	(96,770)	—

Cash flows from investing activities:
Cash received with acquisitions	22,348	—
Net cash provided by investing activities	22,348	—

Cash flows from financing activities:
Proceeds from loan payable	25,000	—
Proceeds from convertible notes payable	51,212	—
Net cash provided by financing activities	76,212	—

Net increase (decrease) in cash	1,790	—

Cash at beginning of period	—	—

Cash at end of period	$1,790	$—

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Supplemental disclosure of non-cash financing activities:
Common stock issued for debt	$312,500	$—
Common and preferred stock issued for acquisitions	$4,486,777	$—
Beneficial conversion feature	$56,547	$—
Furniture and equipment for due to officer	$5,743	$
Cash paid for:
Interest paid	$—	$—
Taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Audited)

NOTE 1 – NATURE OF BUSINESS

The accompanying audited consolidated financial statements of InCapta, Inc. (formerly known as TBC Global News Network, Inc.), a Nevada corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for audited financial statements. The financial statements include the accounts of the Company. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All common stock share numbers reflect a 1,000 to 1 reverse split of the Company’s common stock effective on September 6, 2007, a 10,000 to 1 reverse split of the Company’s common stock effective on April 9, 2009, and a 3,000 to 1 reverse split of the Company’s common stock effective on April 27, 2015.

In November 2008, the Company halted its previous operations of providing online movie rentals (also referred to as a “DVD”) and video game rentals to subscribers through its Internet website, gameznflix.com.

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

On March 19, 2010, the Company entered into a Purchase and Sale Agreement with Sterling Yacht Sales, Inc., and it stockholders, Glenn W. McMachen, Sr., and Arlene McMachen. However, since the buyers breached this agreement the transaction was rescinded, and therefore no consolidation is required.

From August 2010 until August 2014, the Company did not operate. Upon assuming the positions as a director and officer of the Company in August 2014, Mr. Fleming commenced operations of the Company as a consultant and also seeking opportunities for the Company.

On August 15, 2014, Mr. McMachen, the Company’s sole board member, and chief executive officer, president, and secretary/treasurer of the Company, appointed John Fleming as a new member of the Company’s board of directors. Mr. McMachen then resigned from all positions with the Company. Mr. Fleming was then appointed as the Company’s executive officer, president, and secretary/treasurer. Mr. Fleming will serve in these positions until the next annual meeting of stockholders or until their successors are duly elected and have qualified.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock, taking the balance from 3,013,552,063 to 1,004,517. As of June 30, 2015, the number of issued and outstanding shares of common stock was 1,012,029 (includes shares issued for purposes of rounding).

On September 3, 2015, the Company completed an acquisition agreement (“Acquisition Agreement”) under which the Company acquired all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation.

Effective on October 21, 2015, the Company filed a Certificate of Amendment with the Nevada Secretary of State to change its name from “TBC Global News Network, Inc.” to “InCapta, Inc.”

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

Revenue Recognition.

The Company generates revenue from three sources: sale of game applications, sale of advertising provided with games, internet marketing sales with games on per click basis ($0.01 or $0.02 per click) by users. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery. The Company has service agreements with Apple and Google, and the Company receives revenue on net basis, which is 70% and 60% of the revenue from sale of game applications and sale of advertising provided with games.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of December 31, 2015 and December 31, 2014, there were no cash equivalents except cash of $1,790 and $0, respectively.

Prepaid Consulting Fees.

Prepaid consulting fees consist of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid consulting fees at December 31, 2015 was $1,384,137 and will be amortized to expense over the next 12 months.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

At December 31, 2015 and 2014, the significant components of the deferred tax assets are summarized below:

	2015	2014

Deferred income tax assets:
Net operation loss carryforwards	32,770,230	29,750,140
Total deferred income tax assets	32,770,230	29,750,140
Less: valuation allowance	(32,770,230)	(29,750,140)
Total deferred income tax asset	$--	$--

The valuation allowance increased (decreased) by $3,020,090 and $(1,238,665) in 2015 and 2014 as a result of the Company generating additional net operating losses in 2015 and using net operating losses in 2014. The Company’s net operating loss carryforward of approximately $81,925,000 begin to expire in 2034.

Income tax expense reflected in the consolidated statements of income consist of the following for 2015 and 2014:

	2015	2014
Current
Federal	$--	$--
State	--	--
	--	--
Deferred
Federal	--	--
State	--	--
	--	--

Income tax expense	$--	$--

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2015 and 2014 is as follows:

	2015		2014
	Amount	Percent	Amount	Percent

Federal statutory rates	$(11,820,484)	34.0%	$1,052,865	34.0%
State income taxes	(2,085,968)	6.0%	185,800	6.0%
Permanent differences	10,886,362	-31.3%	--	0.0%
Valuation allowance (Use of NOLs)	3,020,089	-8.7%	(1,238,665)	-40.0%
Effective rate	$--	0.0%	$--	0.0%

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2011.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2015 and 2014.

Impairment of Long-Lived Assets.

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. At December 31, 2015, the Company evaluated its long-lived assets and determined that they had been impaired and took a charge to earnings of $4,478,142.

Net Income (Loss) Per Share.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2015 and 2014. During December 31, 2015 and 2014, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 0 and 0, respectively.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2015, the Company’s only derivative financial instrument was an embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price.

Recent Pronouncements.

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 (Subtopic 225-20), “Income Statement - Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)”. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

During the year ended December 31, 2015, the Company issued convertible notes payable to a related party in the aggregate principal amount of $51,212. The convertible notes (i) are unsecured, (ii) bear interest at the rate of 4% per annum, and (iii) are due 5 to 6 months from the date of issuance. The convertible notes are convertible at any time at the option of the note holder into shares of the Company’s common stock at a conversion rate equal to 90% (80% if the Company’s stock price is below $0.10 per share) of the Company’s stock price at the date of conversion.

Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $56,547, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $51,212, with the remaining $5,335 being charge as a financing cost during the year ended December 31, 2015. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $31,325 during the year ended December 31, 2015 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of December 31, 2015 and December 31, 2014, there was $16,136 and $0 interest accrued on the loan respectively.

NOTE 5 – DERIVATIVE LIABILITY

The convertible notes discussed in Note 3 have a conversion price that is variable based on a percentage of the Company’s stock price which results in this embedded conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability is recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2015:

Stock price	$0.82
Risk free rate	0.49%
Volatility	779%
Conversion price	$0.74
Dividend rate	0%
Term (years)	0.1 to 0.4

The following table represents the Company’s derivative liability activity for the period ended December 31, 2015:

Amount

Derivative liability balance, December 31, 2014	$—
Issuance of derivative liability during the period ended December 31, 2015	56,547
Change in derivative liability during the nine months ended December 31, 2015	(6,271)
Derivative liability balance, December 31, 2015	$50,276

NOTE 6 – ASSETS AND IMPAIRMENT

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming. Mr. Fleming has a balance of $8,441 owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On September 3, 2015, the Company completed an Acquisition Agreement under which the Company acquired all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation.

With the acquisitions the Company purchased 371 various apps with an estimated value of $5,000 per app giving the Company an asset value of $1,855,000. The Company issued 25,417,405 restricted shares of common stock and 4,075 restricted shares of Series A preferred stock valued at $4,486,777; thus the Company recorded $2,623,142 in goodwill. As of December 31, 2015, the Company impaired $4,478,142 of apps and goodwill. The Company is currently working on revamping the apps to bring them up to date.

NOTE 7 – RELATED PARTY TRANSACTIONS

Starting January, 1 2015 Mr. Fleming is accruing a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of September 30, 2015, there is a balance of $6,305 in accounts payable. There is no written agreement for this consulting fee.

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming during the current fiscal year. Mr. Fleming has a balance of $8,441 owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On September 3, 2015 as part of the acquisition agreement Mr. Fleming received 400 Series A Preferred and 3,307,420 for consulting fees.

On September 3, 2015 the Company issued 25,417,405 restricted shares of common stock for the acquisition of all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation. 15,897,405 of these shares were issued in the name of Chasin, LLC, a Delaware limited liability company (4,300,000 shares), Team AJ, LLC, a North Carolina limited liability company (4,300,000 shares), AF Trust Company, a Florida corporation (4,100,000 shares), and Kaptiva Group, LLC, a Florida limited liability company (3,197,405 shares). John Acunto controls the voting power and investment power of the shares owned by each of these companies.

On November 16, 2015 the Company issued 700,000 restricted shares of common stock to Mr. Acunto in payment of certain debts of the Company.

On December 14, 2015 the Company issued 20,011,920 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC (12,836,834) and AF Trust Company (7,175,096).

As various times between August 5, 2015 and December 30, 2015, Mr. Acunto loaned the Company a total of $51,212 (which is set forth in loans payable). These loans bear interest at the rate of 4% per annum; $637 in interest has been accrued on these loans, brining the total owed to $51,849.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $109,093,354 as of December 31, 2015. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock, taking the balance from 3,013,552,063 to 1,004,517.  As of September 30, 2015, the number of issued and outstanding shares of common stock was 44,367,447 (includes shares issued for purposes of rounding).

During the year ended December 31, 2015 the Company issued shared of its common stock as follows:

•	18,338,275 shares of common stock (and 680 shares of preferred stock – see below) to consultants as compensation for services valued at $4,101,575. The value was based on the market price of the Company’s common stock at the date of issuance;

•	25,417,405 shares of common stock (and 4,045 shares of preferred stock – see below) for the acquisition of all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation;

•	26,865,905 shares of common stock under the September 3, 2015 acquisition agreement valued at $27,215,905. The value was based on the market price of the Company’s common stock at the date of issuance; and

•	740,000 shares of common stock for financing costs valued at $312,500. The value was based on the market price of the Company’s common stock at the date of issuance.

NOTE 10 – PREFERRED STOCK

As of December 31, 2015, the number of issued and outstanding shares of Series A preferred stock was 4,770.

On September 3, 2015 the Company issued 4,045 restricted shares of its Series A preferred stock under the Acquisition Agreement of all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation.

On September 3, 2015 the Company issued 680 restricted shares of its Series A preferred stock to three of its consultants for past services.

NOTE 11 – LEGAL SERVICES

The Company has entered into an attorney-client contract with Brian F. Faulkner, A Professional Law Corporation, for corporate and securities law work for the Company. This contract, dated April 3, 2015 (amended and restated on July 13, 2015), is for $100,000. As of December 31, 2015, the Company had issued 500,000 restricted shares of its common stock and 250 restricted shares of its Series A preferred stock for past and present services for the Company.

NOTE 12 – ACQUISITION

On September 3, 2015, the Company completed an Acquisition Agreement under which the Company acquired all of the equity interests of Stimulating Software, the acquisition of all the common stock of Inner Four, and all of the common and preferred stock of Play Celebrity.

The purchase price paid for the shares consisted of two components: shares of the Company’s common stock, and preferred shares:

25,417,405 restricted shares of Company common stock and 4,045 restricted shares of Company Series A preferred stock valued at $4,486,777. The value was based on the market price of the Company’s common stock on September 2, 2105.

A summary of the purchase price allocations is below:

	Stimulating	Inner	Play
	Software	Four	Celebrity	Total
Cash	$11,671	$10,566	$111	$22,348
Accounts receivable	6,134	-	—	6,134
Apps	927,500	927,500	—	1,855,000
Goodwill	—	—	2,623,142	2,623,142
Accounts payable	(9,335)	(10,512)	—	(19,847)
Purchase price	$935,970	$927,554	$2,623,253	$4,486,777

With the acquisitions, the Company purchased 371 various apps with an estimated value of $5,000 per app, giving the Company an asset value of $1,855,000. The Company recorded $2,623,142 in goodwill. As of December 31, 2015, the Company determined that the apps and goodwill were impaired and took a charge to earnings of $4,478,142.

The unaudited pro forma information below present statement of operations data as if the above acquisitions took place on January 1, 2014.

	Years Ended December 31,
	2015	2014
	(unaudited)	(unaudited)
Net revenue	$49,918	$15,230
Operating income (loss)	(3,111,111)	10,582
Net income (loss)	$(3,108,741)	$3,110,880

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2016 through March 15, 2016, the Company has entered into business relationships with xTV, Kinoke, Mancuso-Martin Productions, SINT Mobile, Inc., launched seventeen of its own game apps.

On January 27, 2016, through the Company’s subsidiary, Inner Four, Inc., the Company signed a master services agreement with xTV.net to develop a Cloud Television Network for projects such as talk shows, music videos and sports events. Under this agreement, the Company has five networks with unlimited channels for each network. Currently, the Company has started to build demo networks that can be seen at www.InCapta.tv.

As various times between January 4, 2016 and February 4, 2016, Mr. Acunto loaned the Company an additional total of $4,278. These loans bear interest at the rate of 4% per annum.

On February 4, 2016, the Company, through its subsidiary Stimulating Software, entered into a service agreement with Kinoke to provide monthly website/app storage and maintenance and programming for Kinoke’s “Tunstall/Kinoke” app which is a picture/video storage system to allow people to record and store family photo/videos with sound. Kinoke through its relationship with Tunstall is estimated to reach four million subscribers. Under the agreement, the Company will also develop further apps for Kinoke that will be offered to the subscriber base.

On February 12, 2016, the Company, through its subsidiary Inner Four, Inc., entered into a joint venture agreement with Mancuso-Martin Productions to build a television network to air Leading Edge Radio Network talk shows, radio and other productions to be developed.

On March 4, 2016, the Company issued 22,493,310 restricted shares of common stock to Team AJ, LLC (controlled by John Acunto) under the Acquisition Agreement.

On March 7, 2016, the Company, through its subsidiary Stimulating Software, entered into a joint venture agreement with SINT Mobile, Inc dba Stay In Touch Mobile to develop five game apps for advertising that will be marketed to mobile carriers in India (estimated 230 million users), Africa, Indonesia and other areas of the World.

During the period of January 1, 2016 through April 18, 2016, the Company issued shares of its common stock as follows:

•	11,213,332 free trading shares of common stock under the Company’s Stock and Option Plan to consultants as compensation for services valued at $1,462,999. The value was based on the market price of the Company’s common stock at the date of issuance.

•	50,000 free trading shares of common stock under the Company’s Stock and Option Plan to an attorney as compensation for services valued at $2,000. The value was based on the market price of the Company’s common stock at the date of issuance.

•	26,844,248 restricted shares of common stock in connection with the Acquisition Agreement dated September 3, 2015, with a value of $3,687,239. The value was based on the acquisition agreement dated September 3, 2015.

•	4,000,000 freee trading shares of common stock under the Company’s Stock and Option Plan as a result of options issued under this plan to a consultant, with a value of $80,000. The value was based on the board of directors setting the exercise price at $0.02 per share.

On May 31, 2016, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Rockwell Capital Partners, Inc., a Delaware corporation (“Rockwell”). Under the Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $50,861.25 under the terms set forth in a Claim Purchase Agreement. After the execution of the Agreement, the Company and Rockwell submitted, pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (“Act”), the terms and conditions of this agreement to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares, as defined under the Agreement. On June 1, 2016, the Circuit Court of the Twelfth Judicial Circuit of Florida (Sarasota County) entered an order finding that the Agreement is approved as fair to Rockwell, within the meaning of Section 3(a)(10) of the Act, and that the sale of the shares to Rockwell and the resale of the shares by Rockwell will be exempt from registration under the Act.

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (filed herewith).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (filed herewith).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (filed herewith).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (filed herewith).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (filed herewith).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (filed herewith).

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).