Form 10-Q
period 2016-03-31
InCapta, Inc.
filed 2016-06-22
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-29113

INCAPTA INC.

(Exact Name of Company as Specified in its Charter)

Nevada	47-3903460
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

1950 Fifth Avenue, Suite 100, San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

(619) 798-9284

(Company’s Telephone Number)

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash	$2,037	$1,790
Accounts receivable	16,500	--
Prepaid consulting fees	--	1,384,137
Total current assets	18,537	1,385,927

Other assets:
Furniture and equipment	3,912	4,370
Total assets	$22,449	$1,390,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$109,081	$30,826
Accrued interest	22,940	16,691
Due to officer	8,441	8,441
Convertible notes payable - related party, net of discount of $11,275 and $19,887	52,314	31,325
Convertible notes payable, net of discount of $78,377 and $0	9,401	--

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

(continued)

	March 31,	December 31,
	2016	2015
	(unaudited)

Loan payable	25,000	25,000
Derivative liability	188,524	50,276
Total current liabilities	415,701	162,559

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 890,000,000 shares authorized, 114,230,256 and 72,373,614 shares issued and outstanding as of March 31, 2016 and December 31, 2015 (1)	114,230	72,374
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016and December 31, 2015	--	--
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,725 and 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	5	5
Additional paid-in capital	116,462,841	110,248,713
Accumulated equity (deficit)	(116,970,328	(109,093,354)
Total stockholders’ equity (deficit)	(393,252)	1,227,738
Total liabilities and stockholders’ equity (deficit)	$22,449	$1,390,297

(1) The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 (1,004,517).

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net sales	$20,206	$--

Costs and expenses:
General and administrative	5,533,275	12,637
Acquisition contingency	2,280,331	--
Total costs and expenses	7,813,606	12,637

Loss from operations	(7,793,400)	(12,637)

Other income (expense)
Interest and financing costs	(141,296)	(778)
Change in value of derivative liability	57,722	--
Total other income (expense)	(83,574)	(778)

Loss before provision for income taxes	(7,876,974)	(13,415)

Provision for income taxes	--	--

Net loss	(7,876,974)	(13,415)

Preferred stock dividend	47,700	--

Net loss attributed to common stockholders	$(7,924,674)	$(13,415)

Basic and diluted loss per share	$(0.08)	$(0.01)

Weighted average number of shares outstanding (1)	94,525,797	1.004,517

(1) The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015.

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,876,974)	$(13,415)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation	458	--
Common stock issued for services	3,975,653	--
Common stock issued for acquisition contingency	2,280,331
Write off of prepaid consulting fees	1,384,137	--
Financing costs	104,593	--
Amortization of debt discounts	30,390	--
Change in value of derivative liability	(57,722)	--
Change in current assets and liabilities:
Accounts receivable	(16,500)	--
Accounts payable	78,255	(12,067)
Accrued interest	6,249	778
Due to officer	--	(296)
Net cash used in operating activities	(91,130)	(25,000)

Cash flows from financing activities:
Proceeds from loan payable	--	25,000
Proceeds from convertible notes payable	91,377	--
Net cash provided by financing activities	91,377	25,000

Net increase in cash	247	--

Cash at beginning of period	1,790	--

Cash at end of period	$2,037	$--

Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature	$100,155	$--
Furniture and equipment for due to officer	$--	$5,743

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash paid for:
Interest paid	$--	$--
Taxes paid	$--	$--

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of InCapta, Inc. (formerly known as TBC Global News Network, Inc.), a Nevada Corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for interim financial statements.  Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The financial statements should be read in conjunction with the Form 10-K of the Company for the year ended December 31, 2015. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All common stock share numbers reflect a 1,000 to 1 reverse split of the Company’s common stock effective on September 6, 2007, a 10,000 to 1 reverse split of the Company’s common stock effective on April 9, 2009, and a 3,000 to 1 reverse split of the Company’s common stock effective on April 27, 2015.

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

From August 2010 until August 2014, the Company did not operate. Upon assuming the positions as a director and officer of the Company in August 2014, John Fleming commenced operations of the Company as a consultant and also seeking opportunities for the Company.

On August 15, 2014, Mr. McMachen, the Company’s sole board member, and chief executive officer, president, and secretary/treasurer of the Company, appointed Mr. Fleming as a new member of the Company’s board of directors. Mr. McMachen then resigned from all positions with the Company. Mr. Fleming was then appointed as the Company’s executive officer, president, and secretary/treasurer. Mr. Fleming will serve in these positions until the next annual meeting of stockholders or until their successors are duly elected and have qualified.

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

Revenue Recognition.

The Company generates revenue from three sources: sale of game applications, sale of advertising provided with games, internet marketing sales with games on per click basis ($0.01 or $0.02 per click) by users. The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured, which is typically after receipt of payment and delivery. The Company has service agreements with Apple and Google, and the Company receives revenue on a net basis, which is 70% and 60% of the revenue from sale of game applications and sale of advertising provided with games, respectively.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2016 and December 31, 2015, there were no cash equivalents except cash of $2,037 and $1,790, respectively.

Prepaid Consulting Fees.

Prepaid consulting fees consist of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid consulting fees at March 31, 2016 and December 31, 2015 was $0 and $1,384,137, respectively, and will be amortized to expense over the terms of the consulting agreements. The common stock issued to a group of consultants during the period of December 2015 through March 2016 has been accepted as fully vested and the Company has terminated the consultants.

Income Taxes.

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

Net Loss Per Share.

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2016 and 2015. During the three months ended March 31, 2016 and 2015, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 250,000 and 0, respectively.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2016 and December 31, 2015, the Company’s only derivative financial instruments were embedded conversion features associated with convertible debentures due to certain provisions that allow for a change in the conversion price; and a warrant that contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes.” The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company does not anticipate the adoption of this ASU will have a significant impact on its consolidated financial position, results of operations, or cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. ($44,500 in default at March 31, 2016)	$63,589	$51,212
Convertible note to investor due on February 11, 2017; interest at 10%; included an original issue discount of $6,000; convertible in shares of common stock at 60% of the Company's stock price at date of conversion.	60,000	--
Convertible note to investor due on February 24, 2018; interest free for 90 days then at 12% thereafter; included an original issue discount of $2,778; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	27,778	--
	151,367	51,212

Less debt discount	(89,652)	(19,887)
Convertible notes, net of discount	$61,715	$31,325

Convertible notes payable - related party	$63,589	$51,212
Less debt discount	(11,275)	(19,887)
Convertible notes - related party, net of discount	$52,314	$31,325

Convertible notes payable - unrelated parties	$87,778	$--
Less debt discount	(78,377)	--
Convertible notes - unrelated parties, net of discount	$9,401	$--

During the three months ended March 31, 2016, the Company issued convertible notes in the aggregate principal amount of $100,155. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion features are considered to be derivative liabilities. The embedded conversion feature was initially calculated to be $169,070, which is recorded as a derivative liability as of the date of issuance. In addition, for one of the convertible notes the Company also issued 500,000 warrants with an exercise price of $0.05 subject to change if securities are issued at a price per share below the exercise price. This provision results in the warrant being a derivative liability. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $100,155, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $30,390 during the three months ended March 31, 2016 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of March 31, 2016 and December 31, 2015, there was $21,059 and $16,136 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2016:

Stock price	$0.014
Risk free rate	0.39-0.79%
Volatility	739%
Conversion price	$0.007–0.012
Dividend rate	0%
Term (years)	0.01 to 1.9

The following table represents the Company’s derivative liability activity for the period ended March 31, 2016:

Derivative liability balance, December 31, 2015	$50,276
Issuance of derivative liability during the period ended March 31, 2016	195,970
Change in derivative liability during the period ended March 31, 2016	(57,722)
Derivative liability balance, March 31, 2016	$188,524

NOTE 6 – RELATED PARTY TRANSACTIONS

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

On September 3, 2015, as part of the Acquisition Agreement, Mr. Fleming was issued 400 restricted shares of Series A preferred stock.

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

On December 14, 2015 the Company issued 20,011,920 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC (12,836,834 shares) and AF Trust Company (7,175,096 shares).

As various times between August 5, 2015 and December 30, 2015, Mr. Acunto loaned the Company a total of $51,212 (which is set forth in loans payable). These loans bear interest at the rate of 4% per annum; $637 in interest has been accrued on these loans, bringing the total owed to $51,849.

NOTE 7 – GOING CONCERN

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $116,970,328 as of March 31, 2016. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock, taking the balance from 3,013,552,063 to 1,004,517.

During the three months ended March 31, 2016 the Company issued shares of its common stock as follows:

•	19,013,332 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance; and

•	22,843,310 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance.

NOTE 9 – WARRANTS

As of March 31, 2016 the Company had 500,000 warrants outstanding. See Note 3.

NOTE 10 – SUBSEQUENT EVENTS

The introduction to the chart under Item 12 of the Form 10-K for preferred stock should have read as follows: “The following table sets forth information regarding the beneficial ownership of shares of the Company’s Series A convertible preferred stock as of April 18, 2016 (4,725 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding convertible preferred stock; and (ii) all of the current directors and executive officers of the Company as a group.”

On May 31, 2016, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Rockwell Capital Partners, Inc., a Delaware corporation (“Rockwell”). Under the Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $50,861.25 under the terms set forth in a Form of Claim Purchase Agreement.

After the execution of the Agreement, the Company and Rockwell submitted, pursuant to Section 3(a)(10) of the Act, the terms and conditions of this agreement to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares, as defined under the Agreement. On June 1, 2016, the Circuit Court of the Twelfth Judicial Circuit of Florida (Sarasota County) entered an order finding that the Agreement is approved as fair to Rockwell, within the meaning of Section 3(a)(10) of the Act, and that the sale of the shares to Rockwell and the resale of the shares by Rockwell will be exempt from registration under the Act. As of June 8, 2016, 22,000,000 free trading shares have been issued to Rockwell under this exemption.

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

The acquisition of Inner Four leads the company to Cloud television market, Stimulating Software leads to online free to play game apps and Play Celebrity was to bring celebrities for game app development. Inner Four has launched two Cloud television networks (World Drone Recreation Aviators (wdra.tv) and Leading Edge Radio Network (leadingedgeradio.tv) Stimulating Software has re-skinned 30 online game apps. This library of Apps is on iTunes, Amazon and Google stores that generates revenues through App purchases (in App purchases and per click advertising).

Play Celebrity was to bring agreements to create mobile games for artists, celebrities and athletes. Play Celebrity, which has yet to bring any celebrities, is under agreement with TopFan to create exciting products for the fans of celebrities.

The combined company will take the 371 existing games and begin the process of re skinning these games for artists and celebrities.

The business will incorporate many new strategies in attracting new users, retaining new users and expanding its core platform. Some of these strategies will include the use of licensed music, videos and other content. These strategies the Company believes will allow it to distinguish its celebrity games from other games in the market place. The current marketplace does not have a lot of licensed music content application or a lot of licensed video content either. The Company also intends to work closely with new partners to develop a social network that underlies its platform. With so many games and with a large current monthly user base, the Company believes it can establish a core social network for the users to share in their game and fan experiences. .

Results of Operations.

(a) Total Revenue.

The Company had revenue of $20,306 for the three months ended March 31, 2016 compared to $0 for the three months ended March 31, 2015.

(b) General and Administrative Expenses.

The Company had general and administrative expenses of $5,533,275 for the three months ended March 31, 2016 compared to $12,637 for the three months ended March 31, 2015, an increase of $5,520,638. This increase was mainly due to extra expenses in bringing the Company reporting again, and incurring consulting and online game app development.

(c) Net Loss.

The Company had a net loss of $7,876,974 for the three months ended March 31, 2016 compared to $13,415 for the three months ended March 31, 2015, an increase of $7,863,559. This change was due to significant general and administrative expenses and acquisition contingency in 2016 compared to a 2015.

Operating Activities.

The net cash used in operating activities was $91,130 for the three months ended March 31, 2016 compared to $25,000 for the three months ended March 31, 2015, an increase of $66,130 or approximately 265%.  This decrease is attributed to many changes from period to period, including a large net loss, common stock issued for various items, and write-off of prepaid consulting fees.

Liquidity and Capital Resources.

As of March 31, 2016, the Company had total current assets of $18,537 and total current liabilities of $415,701, resulting in a working capital deficit of $397,164.  The cash and cash equivalents was $2,037 as of March 31, 2016.

 Net cash provided by financing activities was $91,377 for the three months ended March 31, 2016 compared to $25,000 for the three months ended March 31, 2015, an increase of $66,377 or approximately 265%. This increase resulted primarily from proceeds from stock issuances.

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

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the principal executive officer/principal financial officer, of disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed by it in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the principal executive officer/principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer/principal financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2016 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Correction to Form 10-K.

The introduction to the chart under Item 12 of the Form 10-K for preferred stock should have read as follows: “The following table sets forth information regarding the beneficial ownership of shares of the Company’s Series A convertible preferred stock as of April 18, 2016 (4,725 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding convertible preferred stock; and (ii) all of the current directors and executive officers of the Company as a group.”

Subsequent Events.

On May 31, 2016, the Company entered into a Settlement Agreement and Stipulation (“Agreement”) with Rockwell Capital Partners, Inc., a Delaware corporation (“Rockwell”) (see Exhibit 10.1). Under the Agreement, Rockwell acquired outstanding liabilities of the Company in the principal amount of $50,861.25 under the terms set forth in a Form of Claim Purchase Agreement (see Exhibit 10.2).

After the execution of the Agreement, the Company and Rockwell submitted, pursuant to Section 3(a)(10) of the Act, the terms and conditions of this agreement to the Court for a hearing on the fairness of such terms and conditions, and the issuance exempt from registration of the Settlement Shares, as defined under the Agreement. On June 1, 2016, the Circuit Court of the Twelfth Judicial Circuit of Florida (Sarasota County) entered an order finding that the Agreement is approved as fair to Rockwell, within the meaning of Section 3(a)(10) of the Act, and that the sale of the shares to Rockwell and the resale of the shares by Rockwell will be exempt from registration under the Act. As of June 8, 2016, 22,000,000 free trading shares have been issued to Rockwell under this exemption.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: June 22, 2016	By:	/s/ John Fleming
John Fleming, President

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).

10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).

10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).