Form 10-Q
period 2016-06-30
InCapta, Inc.
filed 2016-08-15
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of June 30, 2016, the Company had 195,857,528 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash	$781	$1,790
Accounts receivable	25,554	—
Prepaid expenses	8,400	1,384,137
Total current assets	34,735	1,385,927

Other assets:
Furniture and equipment	3,454	4,370
Total assets	$38,189	$1,390,297

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$209,434	$30,826
Accrued interest	33,417	16,691
Due to officer	8,441	8,441
Convertible notes payable - related party, net of discount of $3,088 and $19,887	61,501	31,325
Convertible notes payable, net of discount of $60,001 and $0	58,498	—

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

(continued)

	June 30,	December 31,
	2016	2015
	(unaudited)

Loan payable	25,000	25,000
Derivative liability	205,284	50,276
Total current liabilities	601,575	162,559

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 890,000,000 shares authorized, 195,857,528 and 72,373,614 shares issued and outstanding as of June 30, 2016 and December 31, 2015 (1), respectively	195,858	72,374
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,718 and 4,725 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	116,411,853	110,248,713
Accumulated equity (deficit)	(117,171,102)	(109,093,354)
Total stockholders’ equity (deficit)	(563,386)	1,227,738
Total liabilities and stockholders’ equity (deficit)	$38,189	$1,390,297

(1)        The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 (1,004,517).

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net sales	$12,442	$—	$32,648	$—

Costs and expenses:
General and administrative	148,850	55,392	5,682,125	68,029
Acquisition contingency	—	—	2,280,331	—
Total costs and expenses	148,850	55,392	7,962,456	68,029
Loss from operations	(136,408)	(55,392)	(7,929,808)	(68,029)

Other income (expense)
Interest and financing costs	(104,341)	(5,055)	(245,637)	(5,833)
Change in value of derivative liability	39,975	—	97,697	—
Total other income (expense)	(64,366)	(5,055)	(147,940)	(5,833)

Loss before provision for income taxes	(200,774)	(60,447)	(8,077,748)	(73,862)

Provision for income taxes	—	—	—	—

Net loss	(200,774)	(60,447)	(8,077,748)	(73,862)

Preferred stock dividend	47,700	—	95,400	—

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net loss attributed to common stockholders	$(248,474)	$(60,447)	$(8,173,148)	$(73,862)

Weighted average shares outstanding (1) :
Basic	131,100,585	1,009,122	112,813,191	1,006,833
Diluted	131,100,585	1,009,122	112,813,191	1,006,833

Loss per share
Basic	$(0.00)	$(0.06)	$(0.07)	$(0.07)
Diluted	$(0.00)	$(0.06)	$(0.07)	$(0.07)

(1)        The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015.

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,077,748)	$(73,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	916	458
Common stock issued for services	3,975,653	—
Common stock issued for acquisition contingency	2,280,331
Financing costs	119,967	—
Amortization of debt discounts	108,814	—
Change in value of derivative liability	(97,697)	—
Change in current assets and liabilities:
Accounts receivable	(25,554)	—
Prepaid consulting fees	1,384,137	—
Accounts payable	221,069	41,768
Accrued interest	16,726	5,833
Due to officer	—	803
Net cash used in operating activities	(93,386)	(25,000)

Cash flows from financing activities:
Proceeds from loan payable	—	25,000
Proceeds from convertible notes payable	92,377	—
Net cash provided by financing activities	92,377	25,000

Net increase in cash	(1,009)	—

Cash, at beginning of period	1,790	—

Cash at end of period	$781	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

7

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Six Months Ended June 30,
	2016	2015

Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature	$152,016	$—
Debt issued for accounts payable	$50,861	$—
Furniture and equipment for due to officer	$—	$5,743

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited consolidated financial statements of InCapta, Inc. (formerly known as TBC Global News Network, Inc.), a Nevada corporation (“Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC. The results for the six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Revenue Recognition.

The Company recognizes revenue using four sources: Media consulting, to online television clients, monthly fees for online cloud television networks, website store revenue sharing and revenue sharing of membership fees with clients.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of six months or less are considered to be cash equivalents. As of June 30, 2016 and December 31, 2015, there were no cash equivalents except cash of $781 and $1,790, respectively.

Prepaid Expenses.

Prepaid expenses consist primarily of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid expenses at June 30, 2016 and December 31, 2015 was $8,400 and $1,384,137, respectively, and will be amortized to expense over the terms of the consulting agreements.

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

Net Loss Per Share.

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2016 and 2015. During the six months ended June 30, 2016 and 2015, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 0 and 0, respectively.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2016 and December 31, 2015, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015

Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. ($52,412 in default at June 30, 2016)	$64,589	$51,212

Convertible note to investor due on February 11, 2017; interest at 10%; included an original issue discount of $6,000; convertible in shares of common stock at 60% of the Company’s stock price at date of conversion.	60,000	—

Convertible note to investor due on February 24, 2018; interest free for 90 days then at 12% thereafter; included an original issue discount of $2,778; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	27,778	—

Settlement agreement dated May 31, 2016; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	30,721	—
	152,367	51,212

Less debt discount	(63,089)	(19,887)

Convertible notes, net of discount	$89,278	$31,325

	June 30,	December 31,
	2016	2015

Convertible notes payable - related party	$64,589	$51,212

Less debt discount	(3,088)	(19,887)

Convertible notes - related party, net of discount	$61,501	$31,325

Convertible notes payable - unrelated parties	$118,499	$—

Less debt discount	(60,001)	—

Convertible notes - unrelated parties, net of discount	$58,498	$—

During the six months ended June 30, 2016, the Company issued convertible notes and settlements in the aggregate principal amount of $152,016. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $225,806, which is recorded as a derivative liability as of the date of issuance. In addition, for one the convertible notes the Company also issued 500,000 warrants with an exercise price of $0.05 subject to change if securities are issued at a price per share below the exercise price. This provision results in the warrant being a derivative liability. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $152,016, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $108,814 during the six months ended June 30, 2016 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of June 30, 2016 and December 31, 2015, there was $26,064 and $16,136 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2016:

Stock price	$0.0003

Risk free rate	0.36-0.58%

Volatility	703%

Conversion price	$0.007–0.012

Dividend rate	0%
Term (years)	0.00015 to 0.00027

The following table represents the Company’s derivative liability activity for the period ended June 30, 2016:

Derivative liability balance, December 31, 2015	$50,276

Issuance of derivative liability during the period ended June 30, 2016	252,705

Change in derivative liability during the period ended June 30, 2016	(97,697)

Derivative liability balance, June 30, 2016	$205,284

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

On February 5, 2016, the Company issued 22,493,310 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and June 30, 2016, 2015, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $1,551 in interest has been accrued on these notes as of June 30, 2016.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $117,171,102 as of June 30, 2016. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock, taking the balance from 3,013,552,063 to 1,004,517

During the six months ended June 30, 2016 the Company issued shared of its common stock as follows:

•	19,013,332 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

•	22,843,310 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

•	71,900,000 shares of common stock for the conversion of $20,140 in debt;

•	5,000,000 shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance; and

•	4,727,272 shares of common stock for the conversion of 52 shares of preferred stock.

NOTE 9 – WARRANTS

As of June 30, 2016 the Company had 500,000 warrants outstanding. See Note 3.

NOTE 10 – SUBSEQUENT EVENTS

On August 8, 2016, the Company effectuated a 19,000 to 1 reverse split of its common stock. Immediately after the reverse, the Company had 10,308 shares of common stock issued and outstanding. For 20 business days from this date, the trading symbol of the Company will be “INCTD”.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock, valued at $100,000 ($0.001 per share) to John Fleming, the Company’s President, for services rendered and to be rendered to the Company.

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

On June 30, 2016, the Company closed these subsidiaries as the business model did not prove out as projected under the acquisition agreement.

The Company has redirected its efforts toward the cloud television market and has launched two cloud television networks, World Drone Recreation Aviators (wdra.tv and wdra.club) and Leading Edge Radio Network (leadingedgeradio.tv). Each network develops its own channel(s) content and works with the Company to ensure that their viewers receive it.

Leading Edge Radio.TV anticipates creating a venue allowing new and experienced broadcasters from talk radio, politics, religious, business and entertainment to become VJ’s or video DJ’s or talk tv hosts. This unique format will be available to music DJ’s and would-be sportscasters.

Additionally, LeadingEdgeRadio.TV has plans for an audio/video news bureau, an online movie channel, and strategic partnerships in entertainment including golf.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $12,442 for the three months ended June 30, 2016 compared to $0 for the three months ended June 30, 2015. The Company had revenue of $32,648 for the six months ended June 30, 2016 compared to $0 for the six months ended June 30, 2015. These changes are due to the Company returning to being an operating company.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $148,850 for the three months ended June 30, 2016 compared to $55,392 for the three months ended June 30, 2015, an increase of $93,458 or approximately 159%. The Company had general and administrative expenses of $5,682,125 for the six months ended June 30, 2016 compared to $68,029 for the three months ended June 30, 2015, an increase of $5,614,096. These increases were mainly due to extra expenses in bringing the Company reporting again, and incurring consulting expenses.

(c)	Net Loss.

The Company had a net loss of $200,774 for the three months ended June 30, 2016 compared to $60,447 for the three months ended June 30, 2015, an increase of $140,327 or approximately 143%. The Company had a net loss of $8,077,748 for the six months ended June 30, 2016 compared to $73,862 for the six months ended June 30, 2015, an increase of $8,003,886. This change was due to significant general and administrative expenses and acquisition contingency in 2016 compared to a 2015.

Operating Activities.

The net cash used in operating activities was $93,386 for the six months ended June 30, 2016 compared to $25,000 for the six months ended June 30, 2015, an increase of $69,386 or approximately 135%.  This decrease is attributed to many changes from period to period, including a large net loss, common stock issued for various items, and write-off of prepaid consulting fees.

Liquidity and Capital Resources.

As of June 30, 2016, the Company had total current assets of $34,735 and total current liabilities of $601,575, resulting in a working capital deficit of $566,840.  The cash and cash equivalents was $781 as of June 30, 2016.

 Net cash provided by financing activities was $92,377 for the six months ended June 30, 2016 compared to $25,000 for the three months ended March 31, 2015, an increase of $67,377 or approximately 137%. This increase resulted primarily from proceeds from stock issuances.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2016 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Subsequent Events.

On August 8, 2016, the Company effectuated a 19,000 to 1 reverse split of its common stock. Immediately after the reverse, the Company had 10,308 shares of common stock issued and outstanding. For 20 business days from this date, the trading symbol of the Company will be “INCTD”.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock, valued at $100,000 ($0.001 per share) to John Fleming, the Company’s President, for services rendered and to be rendered to the Company.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: August 15, 2016	By:	/s/ John Fleming
John Fleming, President

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).

10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).

10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).

