Form 10-Q/A
period 2016-06-30
InCapta, Inc.
filed 2016-08-18
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of August 17, 2016, the Company had 100,010,308 shares of common stock issued and outstanding (1).

(1) Adjusted for a 19,000 to 1 reverse split of the common stock effective on August 8, 2016.

EXPLANATORY NOTE

The Registrant, by this Form 10-Q/A, retroactively amends the following based on a 19,000 to 1 reverse split of the company’s common stock effective on August 8, 2016 and a 4,700 to 1 reverse split of the preferred stock effective on the same date: (a) the cover page to correctly reflect the number of issued and outstanding shares as of June 30, 2016; (b) consolidated balance sheet; (c) consolidated statements of operations; (d) notes to consolidated financial statements; and (e) Item 6, Exhibits, to add new certifications at Exhibits 31 and 32. Besides these changes, no other changes have been made to the Form 10-Q for the periods ended June 30, 2016 filed on August 15, 2016. In addition, the remaining information in this amended Form 10-Q has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-Q relates.

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

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$209,434	$30,826
Accrued interest	33,417	16,691
Due to officer	8,441	8,441
Convertible notes payable - related party, net of discount of $3,088 and $19,887	61,501	31,325
Convertible notes payable, net of discount of $60,001 and $0	58,498	—

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

(continued)

	June 30, 2016	December 31, 2015
	(unaudited)
Loan payable	25,000	25,000
Derivative liability	205,284	50,276
Total current liabilities	601,575	162,559

Stockholders’ deficit
Common stock, $0.001 par value; 890,000,000 shares authorized, 10,308 and 3,809 shares issued and outstanding as of June 30, 2016 and December 31, 2015 (1), respectively	10	4
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	—
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding as of June 30, 2016 and December 31, 2015 (2), respectively	—	—
Additional paid-in capital	116,607,706	110,321,088
Accumulated deficit	(117,171,102)	(109,093,354)
Total stockholders’ deficit	(563,386)	1,227,738
Total liabilities and stockholders’ deficit	$38,189	$1,390,297

(1) The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

(2) The number of shares of preferred stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s preferred stock effective on August 8, 2016.

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

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss attributed to common stockholders	$(248,474)	$(60,447)	$(8,173,148)	$(73,862)

Weighted average shares outstanding (1) :
Basic	6,900	53	5,938	53
Diluted	6,900	53	5,938	53

Loss per share
Basic	$(36.01)	$(1,138.11)	$(1,376.52)	$(1,393.85)
Diluted	$(36.01)	$(1,138.11)	$(1,376.52)	$(1,393.85)

(1) The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock effective on April 27, 2015 and a 19,000 to 1 reverse split of the common stock effective on August 8, 2016.

The accompanying notes are an integral part of these financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(8,077,748)	$(73,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	916	458
Common stock issued for services	3,975,653	—
Common stock issued for acquisition contingency	2,280,331
Financing costs	119,967	—
Amortization of debt discounts	108,814	—
Change in value of derivative liability	(97,697)	—
Change in current assets and liabilities:
Accounts receivable	(25,554)	—
Prepaid consulting fees	1,384,137	—
Accounts payable	221,069	41,768
Accrued interest	16,726	5,833
Due to officer	—	803
Net cash used in operating activities	(93,386)	(25,000)

Cash flows from financing activities:
Proceeds from loan payable	—	25,000
Proceeds from convertible notes payable	92,377	—
Net cash provided by financing activities	92,377	25,000

Net decrease in cash	(1,009)	—

Cash, at beginning of period	1,790	—

Cash at end of period	$781	$—

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

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

All common stock share numbers reflect a 1,000 to 1 reverse split of the Company’s common stock effective on September 6, 2007, a 10,000 to 1 reverse split of the common stock effective on April 9, 2009, a 3,000 to 1 reverse split of the common stock effective on April 27, 2015, and a 19,000 to 1 reverse split of the common stock effective on August 8, 2016.

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

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

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

Prepaid Expenses.

Prepaid expenses consist primarily of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid expenses at June 30, 2016 and December 31, 2015 was $8,400 and $1,384,137, respectively.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015

Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. ($52,412 in default at June 30, 2016)	$64,589	$51,212

Convertible note to investor due on February 11, 2017; interest at 10%; included an original issue discount of $6,000; convertible in shares of common stock at 60% of the Company’s stock price at date of conversion.	60,000	—

Convertible note to investor due on February 24, 2018; interest free for 90 days then at 12% thereafter; included an original issue discount of $2,778; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	27,778	—

Settlement agreement dated May 31, 2016; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	30,721	—
	183,088	51,212

Less debt discount	(63,089)	(19,887)

Convertible notes, net of discount	$119,999	$31,325
14

	June 30,	December 31,
	2016	2015

Convertible notes payable - related party	$64,589	$51,212

Less debt discount	(3,088)	(19,887)

Convertible notes - related party, net of discount	$61,501	$31,325

Convertible notes payable - unrelated parties	$118,499	$—

Less debt discount	(60,001)	—

Convertible notes - unrelated parties, net of discount	$58,498	$—

During the six months ended June 30, 2016, the Company issued convertible notes in the aggregate principal amount of $152,016. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $225,806, which is recorded as a derivative liability as of the date of issuance. In addition, for one the convertible notes the Company also issued 26 warrants with an exercise price of $950 subject to change if securities are issued at a price per share below the exercise price. This provision results in the warrant being a derivative liability. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $152,016, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $108,814 during the six months ended June 30, 2016 related to the amortization of the debt discount.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2016:

Stock price	$5.70

Risk free rate	0.36-0.58%

Volatility	703%

Conversion price	$133–228

Dividend rate	0%

Term (years)	0.01 to 1.65

The following table represents the Company’s derivative liability activity for the period ended June 30, 2016:

Derivative liability balance, December 31, 2015	$50,276

Issuance of derivative liability during the period ended June 30, 2016	252,705

Change in derivative liability during the period ended June 30, 2016	(97,697)

Derivative liability balance, June 30, 2016	$205,284

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

On September 3, 2015, as part of the acquisition agreement, Mr. Fleming received no shares of Series A preferred stock and 174 restricted shares of common stock for consulting fees.

On September 3, 2015 the Company issued 1,338 restricted shares of common stock for the acquisition of all of the equity interests of Stimulating Software, LLC, a Florida limited liability company, the acquisition of all the common stock of Inner Four, Inc., a Florida corporation, and all of the common and preferred stock of Play Celebrity Games, Inc., a Delaware corporation. 837 of these shares were issued in the name of Chasin, LLC, a Delaware limited liability company (226 shares), Team AJ, LLC, a North Carolina limited liability company (226 shares), AF Trust Company, a Florida corporation (216 shares), and Kaptiva Group, LLC, a Florida limited liability company (168 shares). John Acunto controls the voting power and investment power of the shares owned by each of these companies.

On November 16, 2015 the Company issued 37 restricted shares of common stock to Mr. Acunto in payment of certain debts of the Company.

On December 14, 2015 the Company issued 1,053 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC (676) and AF Trust Company (377).

On February 5, 2016, the Company issued 1,184 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and June 30, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $1,551 in interest has been accrued on these notes as of June 30, 2016. The principal amount outstanding at June 30, 2016 was $64,589.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $117,171,102 as of June 30, 2016. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the six months ended June 30, 2016, the Company issued shares of its common stock as follows:

•	1,001 free trading shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

•	1,202 restricted shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

•	3,784 free trading shares of common stock for the conversion of $20,140 in debt;

•	263 restricted shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance; and

•	249 restricted shares of common stock for the conversion of 0 shares of preferred stock.

NOTE 9 – WARRANTS

As of June 30, 2016 the Company had warrants outstanding that are convertible into 26 restricted shares of common stock. See Note 3.

NOTE 10 – SUBSEQUENT EVENTS

On August 8, 2016, the Company effectuated a 19,000 to 1 reverse split of its common stock. Immediately after the reverse, the Company had 10,308 shares of common stock issued and outstanding. For 20 business days from this date, the trading symbol of the Company will be “INCTD”.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to John Fleming, the Company’s President, for services rendered and to be rendered to the Company.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: August 16, 2016	By:	/s/ John Fleming
John Fleming, President

