Form 10-K/A
period 2015-12-31
InCapta, Inc.
filed 2016-10-03
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No.1 to the Annual Report on Form 10-K of InCapta, Inc. for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on June 08, 2016 (the “Form 10-K”), is to file Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: October 3, 2016	By:	/s/ John Fleming
John Fleming President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Fleming	President/Chief Executive Officer/Secretary/Treasurer/Director	October 3, 2016
John Fleming