Form 10-Q/A
period 2016-03-31
InCapta, Inc.
filed 2016-10-03
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No.1 to the Quarterly Report on Form 10-Q of InCapta, Inc. for the period ended March 31, 2016, originally filed with the Securities and Exchange Commission on June 22, 2016 (the “Form 10-Q”), is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InCapta, Inc.

Dated: October 3, 2016	/s/ John Fleming
John Fleming President and Chief Executive Officer