Form 10-Q/A
period 2016-06-30
InCapta, Inc.
filed 2016-10-03
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Explanatory Note

The sole purpose of this Amendment No. 2 is to amend the Quarterly Report on Form 10-Q/A Amendment No. 1 for the period ended June 30, 2016, which was filed with the Securities and Exchange Commission on August 18, 2016. The registrant is filing Exhibit 101 to the Form 10-Q/A in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the consolidated financial statements and related notes from the Form 10-Q/A formatted in XBRL (eXtensible Business Reporting Language).

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