Form 10-Q
period 2016-09-30
InCapta, Inc.
filed 2016-11-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

 THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR

 THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-29113

INCAPTA INC.

(Exact Name of Company as Specified in its Charter)

Nevada	47-3903460
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1950 Fifth Avenue, Suite 100, San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

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

As of September 30, 2016, the Company had 106,517,609 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Current Assets:
Cash	$24,292	$1,790
Accounts receivable	8,874	--
Prepaid expenses	--	1,384,137
Total current assets	33,166	1,385,927

Other assets:
Furniture and equipment	2,996	4,370
Total assets	$36,162	$1,390,297

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$190,843	$30,826
Accrued interest	36,614	16,691
Due to officer	7,843	8,441
Convertible notes payable - related party, net of discount of $33 and $19,887	59,566	31,325
Convertible notes payable, net of discount of $74,962 and $0	9,566	--

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

(continued)

	September 30,	December 31,
	2016	2015
	(unaudited)

Loan payable	25,000	25,000
Derivative liability	178,380	50,276
Total current liabilities	507,812	162,559

Stockholders’ equity (deficit)
Common stock, $0.001 par value; 890,000,000 shares authorized, 106,517,609 and 3,809 shares issued and outstanding as of September 30, 2016 and December 31, 2015 (1), respectively	106,518	4
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	--	--
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding as of September 30, 2016 and December 31, 2015 (2), respectively	--	--
Additional paid-in capital	133,634,003	110,321,088
Stock subscription receivable	(810,895)	--
Accumulated equity (deficit)	(133,401,276)	(109,093,354)
Total stockholders’ equity (deficit)	(471,650)	1,227,738
Total liabilities and stockholders’ equity (deficit)	$36,162	$1,390,297

(1)    The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and a 19,000 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

(2)    The number of issued and outstanding shares of preferred stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s preferred stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net sales	$3,155	$14,812	$35,803	$28,522

Costs and expenses:
General and administrative	16,067,625	681,679	21,749,750	752,463
Acquisition contingency	--	--	2,280,331	--
Total costs and expenses	16,067,625	681,679	24,030,081	752,463
Loss from operations	16,064,470	(666,867)	(23,994,278)	(723,941)

Other income (expense)
Interest and financing costs	(173,281)	(5,055)	(418,918)	(10,886)
Change in value of derivative liability	7,577	--	105,274	--
Total other income (expense)	(165,704)	(5,055)	(313,644)	(10,886)

Loss before provision for income taxes	16,230,174	(671,922)	(24,307,922)	(734,827)

Provision for income taxes	--	--	--	--

Net loss	16,230,174	(671,922)	(24,307,922)	(734,827)

Preferred stock dividend	--	--	95,400	--

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss attributed to common stockholders	$(16,230,174)	$(671,922)	$(24,403,322)	$(734,827)

Weighted average shares outstanding (1):
Basic	60,067,108	450	20,172,462	254
Diluted	60,067,108	450	20,172,462	254

Loss per share
Basic	$(0.27)	$(1,493.18)	$(1.21)	$(2,897.99)
Diluted	$(0.27)	$(1,493.18))	$(1.21)	$(2,897.99)

(1)    The number of shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and a 19,000 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(24,307,922)	$(734,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,374	78,208
Common stock issued for services	4,075,653	522,652
Common stock issued for acquisition contingency	2,280,331	--
Financing costs	183,930	--
Amortization of debt discounts	153,658	--
Change in value of derivative liability	(105,274)	--
Fair value of stock options	15,925,010	--
Write-off of debt	--	13,258
Loss in share issuance	--	68,600
Change in current assets and liabilities:
Accounts receivable	(8,874)	(6,134)
Prepaid consulting fees	1,384,137	165,818
Accounts payable	210,878	(119,956)
Accrued interest	19,923	10,889
Due to officer	--	5,146
Net cash used in operating activities	(187,176)	3,654

Cash flows from financing activities:
Proceeds from loan payable	--	25,000
Proceeds from stock subscription receivable	164,105	--
Proceeds from convertible notes payable	141,882	--
Repayment of due to officer	(598)	--
Repayment of convertible notes payable	(95,711)	--
Net cash provided by financing activities	209,678	25,000

Net increase in cash	22,502	28,654

Cash, at beginning of period	1,790	--

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(continued)

	Nine Months Ended September 30,
	2016	2015

Cash at end of period	$24,292	$28,654

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature	$208,766	$--
Debt issued for accounts payable	$50,861	$--
Common stock issued for debt	$20,140	$--
Furniture and equipment for due to officer	$--	$5,743
Shares issued for debt	$--	$44,500
Asset purchase	$--	$2,534,453

The accompanying notes are an integral part of these unaudited consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited consolidated condensed financial statements of InCapta, Inc. (formerly known as TBC Global News Network, Inc.), a Nevada corporation (“Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC. The results for the nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Revenue Recognition.

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition,” which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. The Company is not a counter party for trades executed through its trading platform and telephone transaction system and, instead, recognizes revenue to the extent of the flat-fee commission it receives on each trade processed for its agents and their customers.

The Company recognizes revenue using four sources: Media consulting, to online television clients, monthly fees for online cloud television networks, website store revenue sharing and revenue sharing of membership fees with clients.

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of nine months or less are considered to be cash equivalents. As of September 30, 2016 and December 31, 2015, there was cash of $24,292 and $1,790, respectively, and no cash equivalents.

Prepaid Expenses.

Prepaid expenses consist primarily of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid expenses at September 30, 2016 and December 31, 2015 were $0 and $1,384,137, respectively.

Stock Subscription Receivable.

During the nine months ended September 30, 2016, the holder of a stock option exercised this option into 6,500,000 free trading shares of common stock in exchange for a note payable to the Company in the amount of $975,000, of which $164,105 has been paid. The remaining balance of $810,895 is recorded as a stock subscription receivable and is presented in the accompanying financials statements as a contra-equity account.

Income Taxes.

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Net Loss Per Share.

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2016 and 2015. During the nine months ended September 30, 2016 and 2015, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 0 and 0, respectively.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2016 and December 31, 2015, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

Recent Pronouncements.

In January 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-01 (Subtopic 225-20), “Income Statement - Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. ($58,599 in default at September 30, 2016)	$59,599	$51,212
Convertible note to investor due on February 24, 2018; interest free for 90 days then at 12% thereafter; included an original issue discount of $2,778; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	27,778	--

	September 30,	December 31,
	2016	2015
Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	56,750	--
	144,127	51,212
Less debt discount	(74,995)	(19,887)
Convertible notes, net of discount	$69,132	$31,325

Convertible notes payable - related party	$59,599	$51,212
Less debt discount	(33)	(19,887)
Convertible notes - related party, net of discount	$59,566	$31,325

Convertible notes payable - unrelated parties	$84,528	$--
Less debt discount	(74,962)	--
Convertible notes - unrelated parties, net of discount	$9,566	$--

During the nine months ended September 30, 2016, the Company issued convertible notes in the aggregate principal amount of $208,766. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $339,273, which is recorded as a derivative liability as of the date of issuance. In addition, for one the convertible notes the Company also issued 26 warrants with an exercise price of $950 subject to change if securities are issued at a price per share below the exercise price. This provision results in the warrant being a derivative liability. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $208,766, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $153,658 during the nine months ended September 30, 2016 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of September 30, 2016 and December 31, 2015, there was $31,124 and $16,136 interest accrued on the loan respectively.

NOTE 5 – DERIVATIVE LIABILITY

The convertible notes discussed in Note 3 have a conversion price that is variable based on a percentage of the Company’s stock price which results in this embedded conversion feature being recorded as a derivative liability.

The fair value of the derivative liability is recorded and shown separately under current liabilities. Changes in the fair value of the derivative liability are recorded in the statement of operations under other income (expense).

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2016:

Stock price	$0.25
Risk free rate	0.36-0.58%
Volatility	703%
Conversion price	$0.125–0.225
Dividend rate	0%
Term (years)	0.01 to 1.4

The following table represents the Company’s derivative liability activity for the period ended September 30, 2016:

Derivative liability balance, December 31, 2015	$50,276
Issuance of derivative liability during the period ended September 30, 2016	366,173
Underlying security converted into common stock	(132,795)
Change in derivative liability during the period ended September 30, 2016	(105,274)

Derivative liability balance, September 30, 2016	$178,380

NOTE 6 – RELATED PARTY TRANSACTIONS

Starting January, 1 2015 Mr. Fleming is accruing a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of September 30, 2015, there is a balance of $6,305 in accounts payable. There is no written agreement for this consulting fee.

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming during the current fiscal year. At September 30, 2016 and December 31, 2015, Mr. Fleming has a balance of $7,843 and $8,441, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

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

As various times between August 5, 2015 and September 30, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,031 in interest has been accrued on these notes as of September 30, 2016. During the nine months ended September 30, 2016, $4,990 of these loans was repaid. The principal amount outstanding at September 30, 2016 was $59,559.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company valued at $100,000.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company’s ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $133,401,276 as of September 30, 2016. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

During the nine months ended September 30, 2016, the Company issued shares of its common stock as follows:

●	1,001 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

●	1,202 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

●	3,784 shares of common stock for the conversion of $20,140 in debt;

●	263 shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance;

●	249 shares of common stock for the conversion of 0 shares of preferred stock; and

●	100,000,000 shares of common stock to Mr. John Fleming as compensation for services rendered valued at $100,000. The value approximates the value of the services rendered was based on the par value of the Company’s common stock.

NOTE 9 – OPTIONS AND WARRANTS

Options.

The following is a summary of stock option activity:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding, December 31, 2015	--	--
Granted	6,500,000	$0.15
Forfeited	--	--
Exercised	(6,500,000)	0.15
Outstanding, September 30, 2016	--	--
Exercisable, September 30, 2016	--	--

For options granted during 2016 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $2.45 and the weighted-average exercise price of such options was $0.15.  No options were granted during 2016 where the exercise price was greater than the stock price or equal to the stock price at the date of grant.

The fair value of the stock options was expenses immediately as the options vested immediately. The Company recorded stock option expense of $15,925,010 during the nine months ended September 30, 2016.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.01%
Expected life of the options	.01 year
Expected volatility	703%
Expected dividend yield	0%

Warrants.

The following is a summary of warrant option activity:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Warrants	Exercise	Contractual	Intrinsic
	Outstanding	Price	Life	Value
Outstanding, December 31, 2015	26	$950.00	--	--
Granted	--	--	--	--
Forfeited	--	--	--	--
Exercised	--	--	--	--
Outstanding, September 30, 2016	26	$950.00	4.41	$--
Exercisable, September 30, 2016	26	$950.00	4.41	$--

The exercise price for warrants outstanding and exercisable at September 30, 2016 are as follows:

Outstanding and Exercisable
Number of	Exercise
Warrants	Price

26	$950.00

Also see Note 3.

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

The Company continues development of its online movie channel which will feature video on demand and a 24 hour a day streaming internet TV station providing limited free content and a subscriber based business model along with potential revenue generating video on demand programming.

The online news and video news bureau in association with Leading Edge Radio Network is advancing on schedule and completion is expected by year-end. Leading Edge Radio TV continues developing a venue for new and experienced radio and TV broadcasters to host their own programs via Internet TV and radio through Mancuso Martin Productions. Leading Edge Radio Network and Mancuso Martin Productions continue strategic partnership opportunities involving radio, Internet TV and movies with the Company. The Company has also entered into discussions with Mancuso Martin Productions for screenplay properties through its production division that include seven screenplays featuring suspense thrillers, horror, comedy, romance and sports themed movies.

The Company has entered into preliminary discussions for the creation of a professional line of golf balls and golf equipment in order to facilitate long term objectives of the design of a professional line of golf balls, gloves, golf shoes and apparel which will be sold direct to consumer through a proprietary marketing program, eliminating the need for brick and mortar retailing and keeping the company overhead low.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $3,155 for the three months ended September 30, 2016 compared to $28,522 for the three months ended September 30, 2015, a decrease of $25,367 or approximately 89%. The Company had revenue of $35,803 for the nine months ended September 30, 2016 compared to $28,522 for the nine months ended September 30, 2015, an increase of $7,281 or approximately 25%. These changes are due to a change in the operation business of the Company.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $16,067,625 for the three months ended September 30, 2016 compared to $681,679 for the three months ended September 30, 2015, an increase of $15,385,946. The Company had general and administrative expenses of $21,749,750 for the nine months ended September 30, 2016 compared to $752,463 for the nine months ended September 30, 2015, an increase of $20,997,287. These increases were mainly due to extra expenses in bringing the Company reporting again, and incurring consulting expenses (including approximate $16,000,000 that was the charge related to the stock options granted).

(c)	Net Loss.

The Company had a net loss of $16,230,174 for the three months ended September 30, 2016 compared to $671,922 for the three months ended September 30, 2015, an increase of $15,558,252. The Company had a net loss of $24,307,922 for the nine months ended September 30, 2016 compared to $734,827 for the nine months ended September 30, 2015, an increase of $23,573,095. This change was due to significant general and administrative expenses and acquisition contingency in 2016 compared to a 2015.

Operating Activities.

The net cash used in operating activities was $187,176 for the nine months ended September 30, 2016 compared to net cash provided by operating activities of $3,654 for the nine months ended September 30, 2015, a change of $190,830.  This change is attributed to many changes from period to period, including a large net loss, common stock issued for various items, and write-off of prepaid consulting fees.

Liquidity and Capital Resources.

As of September 30, 2016, the Company had total current assets of $33,166 and total current liabilities of $507,812, resulting in a working capital deficit of $474,646.  The cash and cash equivalents was $24,292 as of September 30, 2016.

 Net cash provided by financing activities was $209,678 for the nine months ended September 30, 2016 compared to $25,000 for the nine months ended September 30, 2015, an increase of $184,678 or approximately 739%. This increase resulted primarily from proceeds from stock issuances.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

●	curtail operations significantly;

●	sell significant assets;

●	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

●	explore other strategic alternatives including a merger or sale of the Company.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2016 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended September 30, 2016.

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

InCapta, Inc.

Dated: November 14, 2016	By:	/s/ John Fleming
John Fleming, President

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).

10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).

10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).

