Form 10-K
period 2016-12-31
InCapta, Inc.
filed 2017-03-31
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

The aggregate market value of the Company’s common stock, $0.001 par value per share, held by non-affiliates of the Company on June 30, 2016, the last business day of the Company’s most recently completed second fiscal quarter, was $43,066 (based on the price at which the common stock was last sold on that date). As of March 15, 2017, the Company had 111,916,194 shares of common stock issued and outstanding.

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

As part of this Acquisition, the Company entered into a Design and License Agreement with Navy Duck, Ocean Red, and Purple Penguin.com, Inc. (see Exhibit D to Exhibit 2.3)

During the second quarter of 2016, the Company determined that acquisition in made during the prior year was a poor business model and stopped the operations of the entities.

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

On August 8, 2016, a 19,000 to 1 reverse split of the Company’s common stock became effective.

Current Business of the Company.

The current business of the Company is a media holding company, which looks for investment opportunities in radio, television, movie production and television productions to be used on online Cloud television and radio.

Currently, the Company is involved in pre-production of two full-length movies; developing a weekly half hour television show; and producing radio talk show with LeadingEdgeRadio.com.

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

The Company incurred a net loss of $34,718,428 for the year ended December 31, 2015 and a net loss of $26,588,447 for the year ended December 31, 2016. As of December 31, 2016, the Company has an accumulated deficit of $135,681,801. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

(b)           The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated March 31, 2017, the Company’s independent auditor stated that the financial statements for the years ended December 31, 2016 and 2015 were prepared assuming that the Company would continue as a going concern. The Company's ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit, and recurring losses from operations. The Company continues to experience net losses. The Company's ability to continue as a going concern is subject to the ability to execute a business combination and thereafter to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of the Company's securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

In August, 2016, the Company requested and was granted a reverse split of its common shares in the amount 19,000 to 1. This was the final step in closing down the companies acquired in 2015 as the business model did not prove to be valid.

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

(c)	No Assurance of Funding.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require the company to:

●	curtail operations significantly;

●	sell assets;

●	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

●	explore other strategic alternatives including a merger or sale of the Company.

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

(d)           The Company May Be Subject to Certain Tax Consequences in Its Business, Which May Increase the Cost of Doing Business.

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

(e)	The Company May Be Subject to Further Government Regulation That Would Adversely Affect Its Operations.

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

(f)	The Company’s Success Is Largely Dependent on the Abilities of Its Personnel.

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

(g)	Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Company.

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

The future trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to its operating performance. These factors include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

●	changes in regulatory policies with respect to business development companies;

●	actual or anticipated changes in earnings or fluctuations in operating results;

●	general economic conditions and trends;

●	loss of a major funding source; or

●	departures of key personnel.

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

The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction:

●	the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule; and

●	the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stock, the broker or dealer must:

●	obtain from the person information concerning the person’s financial situation, investment experience, and investment objectives;

●	reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock;

●	deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person, stating in a highlighted format immediately preceding the customer signature line that the broker or dealer is required to provide the person with the written statement, and the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and

●	receive from the person a manually signed and dated copy of the written statement.

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

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

●	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

●	the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

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

The Company owns general office equipment valued at approximately $5,700 ($2,538 after depreciation). The Company acquired substantial assets as a result of the Acquisition Agreement, as set forth in Schedule 4.10 to this agreement. As of December 31, 2015, the assets were impaired to $0.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2016

	High	Low

Quarter Ended December 31, 2016	$1.31	$0.075
Quarter September 30, 2016 (1)	$1.89	$0.0001
Quarter Ended June 30, 2016	$0.016	$0.0003
Quarter Ended March 31, 2016	$0.97	$0.014

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2015

	High	Low

Quarter Ended December 31, 2015	$1.65	$0.002
Quarter Ended September 30, 2015	$0.35	$0.055
Quarter Ended June 30, 2015 (2)	$0.99	$0.06
Quarter Ended March 31, 2015	$0.0001	$0.0001

(1) A 19,000 to 1 reverse split of the Company’s common stock was effective on August 8, 2016.

(2) A 3,000 to 1 reverse split of the Company’s common stock was effective on April 27, 2015.

Reverse Split.

On April 27, 2015, there was a 3,000 to 1 reverse split of the Company’s common stock. After this reverse split, the total number of outstanding shares of common stock of the Company as of June 30, 2015 was 1,012,029 (includes shares issued for purposes of rounding); immediately after the reverse split, the number of issued and outstanding shares was 1,004,517.

On August 8, 2016, there was a 19,000 to 1 reverse split of the Company’s common stock. After this reverse split, the total number of outstanding shares of common stock of the Company as of December 31, 2016 was 111,916,194 (includes shares issued for purposes of rounding).

Holders of Common Equity.

As of March 15 2017, the Company had 469 stockholders of record of its common stock. The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name

Dividends.

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

Equity Securities Sold Without Registration.

There no sales of unregistered (restricted) securities during the year ended on December 31, 2016 (not previously disclosed by the Company).

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

The online news and video news bureau in association with Leading Edge Radio Network is advancing on schedule and completion is expected during 2017. Leading Edge Radio TV continues developing a venue for new and experienced radio and TV broadcasters to host their own programs via Internet TV and radio through Mancuso Martin Productions. Leading Edge Radio Network and Mancuso Martin Productions continue strategic partnership opportunities involving radio, Internet TV and movies with the Company. The Company has also entered into discussions with Mancuso Martin Productions for screenplay properties through its production division that include seven screenplays featuring suspense thrillers, horror, comedy, romance and sports themed movies.

The Company currently is developing a weekly television show, “The Car Flip Guys” and two of seven online full-length movies mentioned above. We expect to first air “The Car Flip Guys” during the end of the 2nd quarter or beginning of the 3rd quarter of 2017.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $39,503 for the twelve months ended December 31, 2016 compared to $18,919 for the twelve months ended December 31, 2015, an increase of $20,584 or approximately 109%. These changes are due to a change in the operation business of the Company.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $22,617,059 for the twelve months ended December 31, 2016 compared to $2,697,535 for the twelve months ended December 31, 2015, an increase of $19,919,524 or approximately 738%. These increases were mainly due to extra expenses due to the acquisition that failed, and incurring consulting expenses. The Company’s acquisition contingency expense was $2,280,331 for the twelve months ended December 31, 2016 compared to $27,215,905 for the twelve months ended December 31, 2015. The decrease was mainly due to the ending of the 2015 acquisition. The Company has Other Income/Expenses for the twelve months ended December 31, 2016 of $1,730,560 compared to $345,765 for the twelve months ended December 31,2015, an increase of $1,384,795 or approximately 400%. These increases were mainly due to Interest and Finance costs and valuation of derivative related to these finance loans.

(c)	Net Loss.

The Company had a net loss of $26,588,447 for the twelve months ended December 31, 2016 compared to $34,718,428 for the twelve months ended December 31, 2105, a decrease of $8,129,981 or approximately 23%. This change was due to significant general and administrative expenses and acquisition contingency in 2016 compared to a 2015.

Operating Activities.

The net cash used in operating activities was $269,223 for the twelve months ended December 31, 2016 compared to net cash used in operating activities of $96,770 for the twelve months ended December 31, 2015, a change of $172,453.  This change is attributed to many changes from period to period, including a large net loss, common stock issued for various items, and write-off of prepaid consulting fees.

Liquidity and Capital Resources.

As of December 31, 2016, the Company had total current assets of $9,087 and total current liabilities of $1,970,289, resulting in a working capital deficit of $1,961,202.  The cash and cash equivalents was $1,497 as of December 31, 2016.

 Net cash provided by financing activities was $268,930 for the twelve months ended December 31, 2016 compared to $76,212 for the twelve months ended December 31, 2015, an increase of $192,718 or approximately 253%. This increase resulted primarily from proceeds from notes payable.

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of December 31, 2016 and 2015, there was $36,184 and $16,136, respectively, of interest accrued on the loan.

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

Audited financial statements as of and for the years ended December 31, 2016 and 2015 are presented in a separate section of this report following Item 15.

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

The Company’s management, with the participation of the principal executive officer and the principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the principal executive officer and the principal financial officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level because of the identification of material weaknesses in its internal control over financial reporting, which the Company views as an integral part of its disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, and in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”).

The Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the criteria established in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

John J. Fleming, President/ Chief Executive Officer/Secretary/Treasurer/Director.

Mr. Fleming, age 68, was the managing partner of AFI Capital, LLC, a venture capital company, located in San Diego, California for the 5 years before joining the Company in September 2002. Mr. Fleming served as the Company’s chief executive officer and president from 2002 until he resigned on March 24, 2010 (the date of execution of the Agreement noted in Item 1.02 above. Before AFI Capital, Mr. Fleming managed Fleming & Associates, a business-consulting firm that provided services to companies looking to create business plans and/or review current plans in order to move forward with fund raising from both private and public sectors. From March 2010 to August 2014, Mr. Fleming has acted as a business consultant.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal year 2016, and certain written representations from executive officers and directors, and control persons, the Company is not aware of any required reports were not timely filed, except as follows: A Form 4 for Mr. Fleming:

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company. A Form 4 for this issuance was filed with the SEC on August 18, 2016.

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

When evaluating director nominees, The Company considered the following factors:

●	The appropriate size of the board.

●	The Company’s needs with respect to the particular talents and experience of company directors.

●	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.

●	Experience with accounting rules and practices.

●	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation.

The following table presents compensation information for the years ended December 31, 2016, 2015, and 2014 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
John Fleming, CEO (1)	2016	$23,000	--	$39,162	--	--	--	--	$62,167
	2015	$5,625	--		--	--	--	--	$5,625
	2014	--	--	--	--	--	--	--	--
				--
Glenn W. McMachen, Sr. (1)	2014	--	--	--	--	--	--	--	--

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

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 15, 2017 (111,916,194 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class
Common Stock	John Fleming, 1950 Fifth Ave., Suite 100, San Diego, CA 92101	100,000,000	89.35%
Common Stock	Shares of all directors and executive officers as a group (1 person)	100,000,000	89.35%

(1)           This amount, post 3,000 to 1 reverse split effective on April 27, 2015 and post reverse 19,000 to 1 reverse split effective on August 8, 2016, includes shares issued for purposes of rounding.

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

Securities Authorized for Issuance under Equity Compensation Plans.

On December 8, 2015, the Company adopted the 2015 Stock and Option Plan. As of December 31, 2015, all 30,000,000 shares of common stock authorized under this plan have been registered as a result of a Form S-8 filed with the Securities and Exchange Commission on December 14, 2015. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders. As of December 31, 2016, there were no shares of common stock registered under this plan remaining to be issued.

On August 8, 2016, the Company adopted the 2016 Stock and Option Plan. As of December 31, 2016, all 10,000,000 shares of common stock authorized under this plan have been registered as a result of a Form S-8 filed with the Securities and Exchange Commission on August 9, 2016. This plan is intended to allow designated directors, officers, employees, and certain non-employees, including consultants (all of whom are sometimes collectively referred to herein as “Employees”) of the Company and its subsidiaries to receive options to purchase the Company’s common stock and to receive grants of common stock subject to certain restrictions. The purpose of this plan is to promote the interests of the Company and its stockholders by attracting and retaining employees capable of furthering the future success of the Company and by aligning their economic interests more closely with those of the Company’s stockholders. As of December 31, 2016, there were 500,000 shares of common stock registered under this plan remaining to be issued.

Equity Compensation Plan Information December 31, 2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	2015 Stock and Option Plan: 0
Equity compensation plans not approved by security holders	--	--	2016 Stock and Option Plan: 500,000
Total	--	--	2015 and 2016 Stock and Option Plans: 500,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the Company’s last two fiscal years, there has been no transaction, or any currently proposed transaction, in which the Company was or is to be a participant, and in which any related person (those set forth in the charts under Item 4 above) had or will have a direct or indirect interest. All share amounts reflect the reverse split of the Company’s common stock on August 8, 2016.

Starting January, 1 2015 Mr. Fleming is accruing a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of December 31, 2015, there is a balance of $6,305 in accounts payable. There is no written agreement for this consulting fee.

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming during the current fiscal year. At December 31, 2016 and 2015, Mr. Fleming has a balance of $40,320 and $8,441, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

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

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans was repaid. The principal amount outstanding at December 31, 2016 was $59,559.

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

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Anton & Chia, LLP for the audit of the Company’s annual financial statements, and review of interim unaudited financial statements: 2016: $47,000; 2015: $30,737.

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

The following documents are being filed as a part of this report on Form 10-K:

(a)        Audited financial statements as of and for the years ended December 31, 2016 and 2015; and

(b)        Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: March 31, 2017	By:	/s/ John Fleming
John Fleming, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John Fleming	President/Chief Executive Officer/	March 31, 2017
John Fleming	Secretary/Treasurer/Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

InCapta, Inc.

(formerly known as TBC Global News Network, Inc.)

We have audited the accompanying consolidated balance sheets of InCapta, Inc. (formerly known as TBC Global News Network, Inc.) (“Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2016 and 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its consolidated operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has suffered recurring losses, has had recurring negative cash flows from operations, and has an accumulated deficit that raises substantial doubt over its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3, which includes the raising of additional equity financing or merger with another entity. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP
Newport Beach, CA
March 31, 2017

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,497	$1,790
Accounts receivable	7,590	--
Prepaid expenses	--	1,384,137
Total current assets	9,087	1,385,927
Other assets:
Furniture and equipment	2,538	4,370
Total assets	$11,625	$1,390,297
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$209.560	$30,826
Accrued interest	41,683	16,691
Due to officer	40,320	8,441
Convertible notes payable – related party, net of discount of $0 and $19,887	59,599	31,325
Convertible notes payable, net of discount of $80,796 and $0	34,699
Loans payable	25,000	25,000
Derivative liability	1,559,428	50,276
Total current liabilities	1,970,289	162,559

Stockholders’ equity (deficit):
Common stock; $0.001 par value; 890,000,000 shares authorized, 111,916,194 and 3,809 shares issued and outstanding (1)	111,916	4
Series B common stock; $0.001 par value; 100,000,000 shares authorized, no shares issued and outstanding	--	--
Preferred stock; $0.001 par value; 10,000,000 shares authorized, 1 and 1 shares issued and outstanding	--	--
Additional paid-in capital	134,459,981	110,321,088
Stock subscription receivable	(848,760)	--
Accumulated deficit	(135,681.801)	(109,093,354)
Total stockholders’ equity (deficit)	(1,958.664)	1,227,738
Total liabilities and stockholders’ equity (deficit)	$11,625	$1,390,297

(1)	Reflects the amounts after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016	Year Ended December 31, 2015
Net sales	$39,503	$18,919

Costs and expenses:
General and administrative	22,617,059	2,697,535
Impairment of intangible assets	--	4,478,142
Acquisition contingency	2,280,331	27,215,905

Total costs and expenses	24,897,390	34,391,582

Loss from operations	(24,857,887)	(34,372,663)

Other income and (expense):
Interest and financing costs	(519,275)	(365,296)
Change in value of derivative liability	(1,211,285)	6,271
Other income	--	13,260

Total other income (expense)	(1,730,560)	(345,765)

Net loss before provision for income taxes	(26,588,447)	(34,718,428)

Provision for income taxes	--	--

Net loss	(26,588,447)	(34,718,428)

Preferred stock dividend	(95,400)	(47,700)

Net loss attributed to common stockholders	$(26,683,847)	$(34,766,128)

Basic and diluted earnings (loss) per share	$(0.63)	$(71,209.19)

Weighted average number of shares outstanding (1)	42,461,443	488

(1)	Reflects the amounts after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

	Common Stock		Preferred Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(2)	Amount	Capital	Receivable	Deficit	(Deficit)

Balance, December 31, 2014	53	$--	--	$--	$74,203,330	$--	$(74,374,926)	$(170,591)

Shares issued for financing costs	39	--	--	--	312,500	--	--	312,500
Shares issued for services	965	1	--	--	4,101,574	--		4,101,575
Shares issued for acquisitions	1,338	1	1	--	4,486,776	--	--	4,486,777
Shares issued for acquisition contingency	1,414	2	--	--	27,215,903	--	--	27,215,905

Net loss	--	--	--	--	--	--	(34,718,428)	(34,718,428)

Balance, December 31, 2015	3,809	4	1	--	110,321,088	--	(109,093,354)	1,227,738

Rounding adjustment of reverse split	7,301	8	--	--	(8)	--	--	--
Shares issued for services	103,001,001	103,001	--	--	4,677,652	--	--	4,780,653
Shares issued for acquisition contingency	1,202	1	--	--	2,280,330	--	--	2,280,331
Shares issued for debt conversions	2,317,304	2,317	--	--	88,645	--	--	90,962
Shares issued for financing costs	263	--	--	--	10,500	--	--	10,500
Shares issued for conversion of preferred stock	249	--	--	--	--	--	--	--

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR YEARS ENDED DECEMBER 31, 2016 AND DECEMBER 31, 2015

(continued)

	Common Stock		Preferred Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(2)	Amount	Capital	Receivable	Deficit	(Deficit)

Shares issued for exercise of stock options	6,500,000	6,500	--	--	968,500	(975,000)	--	--
Cashless exercise of warrant	85,065	85	--	--	(85)	--	--	--
Fair value of stock options	--	--	--	--	15,925,010	--	--	15,925,010
Fair value of beneficial conversion feature of debt repaid/converted	--	--	--	--	188,349	--	--	188,349
Payment of stock subscription receivable	--	--	--	--	--	126,240	--	126,240

Net loss	--	--	--	--	--	--	(26,588,447)	(26,588,447)

Balance, December 31, 2016	111,916,194	$111,916	1	$--	$134,459,981	$(848,760)	$(135,681,801)	$(1,958,664)

(1)	Reflects the amounts after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

(2)	Reflects the amounts after a 4,700 to 1 reverse split of the Company’s preferred stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,588,447)	$(34,718,428)
Adjustments to reconcile net loss to net cash:
Depreciation	1,832	1,373
Common stock issued for services	4,780,653	4,101,575
Common stock issued for acquisition contingency	2,280,331	27,215,905
Impairment of intangible assets	--	4,478,142
Financing costs	245,228	317,835
Amortization of debt discounts	206,602	31,325
Change in value of derivative liability	1,211,285	(6,271)
Gain on extinguishment of debt	15,925,010	--
Change in current assets and liabilities:
Accounts receivable	(7,590)	6,134
Prepaid consulting fees	1,384,137	(1,384,137)
Accounts payable	262,072	(159,208)
Accrued interest	29,664	16,691
Due to officer	--	2,294
Net cash used in operating activities	(269,223)	(96,770)

Cash flows from investing activities:
Cash received with acquisitions	--	22,348
Net cash provided by investing activities	--	22,348

Cash flows from financing activities:
Proceeds from loan payable	--	25,000
Proceeds from stock subscription receivable	126,240	--
Proceeds from convertible notes payable	200,627	51,212
Repayment of due to officer	(598)	--
Repayment of convertible notes payable	(57,339)	--
Net cash provided by financing activities	268,930	76,212

Net increase (decrease) in cash	(293)	1,790

Cash at beginning of period	1,790	--

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2016	2015
Cash at end of period	$1,497	$1,790

Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature	$486,216	$56,547
Debt issued for accounts payable	$50,861	$--
Common stock issued for debt	$90,962	$--
Common and preferred stock issued for acquisitions	$--	$4,486,777
Common stock issued for financing costs	$10,500	$56,547
Furniture and equipment for due to officer	$--	$5,743

Cash paid for:
Interest paid	--	$--
Taxes paid	--	$--

The accompanying notes are an integral part of these consolidated financial statements

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

The accompanying consolidated financial statements of InCapta, Inc. (formerly known as TBC Global News Network, Inc.), a Nevada corporation (“Company”), have been prepared in accordance with Securities and Exchange Commission (“SEC”) requirements for audited financial statements. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All common stock share numbers reflect a 1,000 to 1 reverse split of the Company’s common stock effective on September 6, 2007, a 10,000 to 1 reverse split of the common stock effective on April 9, 2009, a 3,000 to 1 reverse split of the common stock effective on April 27, 2015, and a 19,000 to 1 reverse split of the common stock effective on August 8, 2016.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ significantly from those estimates.

Revenue Recognition

The Company recognizes revenue using four sources: Media consulting, to online television clients, monthly fees for online cloud television networks, website store revenue sharing and revenue sharing of membership fees with clients.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the consolidated statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of December 31, 2016 and 2015, there were no cash equivalents except cash of $1,497 and $1,790, respectively.

Prepaid Expenses

Prepaid expenses consist primarily of common stock issued to consultants for services that will be performed over the terms of the consulting agreements not to exceed 12 months. The value of the common stock issued for services was based on the market price of the Company’s common stock at the date of issuance. The common stock issued to consultants is fully vested at the date of issuance. Prepaid expenses at December 31, 2016 and 2015 were $0 and $1,384,137, respectively.

Stock Subscription Receivable

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options in exchange for a note payable to the Company in the amount of $975,000, of which $126,240 has been paid. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying consolidated financial statements as a contra-equity account.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. At December 31, 2015, the Company evaluated its long-lived assets and determined that they had been impaired and took a charge to earnings of $4,478,142. At December 31, 2016, the Company evaluated its long-lived assets and determined that no impairment was necessary.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive, as they were during 2016 and 2015. During the years ended December 31, 2016 and 2015, the number of potential common shares excluded from diluted weighted-average number of outstanding shares was 0 and 0, respectively.

Stock-Based Compensation

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2016 and 2015, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

Recent Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01 (Subtopic 225-20), “Income Statement - Extraordinary and Unusual Items.” ASU 2015-01 eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-01 did not have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). ASU 2015-02 is effective for periods beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material effect on the Company’s consolidated financial statements. Early adoption is permitted.

In September 2015, the FASB issued ASU No. 2015-16, “Business Combinations (Topic 805)”. Topic 805 requires that an acquirer retrospectively adjust provisional amounts recognized in a business combination, during the measurement period. To simplify the accounting for adjustments made to provisional amounts, the amendments in the Update require that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning December 15, 2015. The adoption of ASU 2015-016 did not have a material effect on the Company’s consolidated financial statements.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at December 31, 2016 and 2015 consist of the following:

	2016	2015
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. (in default at December 31, 2016)	$59,599	$51,212
Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	56,750	--
Convertible note to investor due on July 3, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	58,745	--
	175,094	51,212
Less debt discount	(80,796)	(19,887)
Convertible notes, net of discount	$94,298	$31,325

Convertible notes payable - related party	$59,599	$51,212
Less debt discount	--	(19,887)
Convertible notes - related party, net of discount	$59,599	$31,325

Convertible notes payable - unrelated parties	$115,495	$--
Less debt discount	(80,796)	--
Convertible notes - unrelated parties, net of discount	$34,699	$--

During the year ended December 31, 2016, the Company issued convertible notes in the aggregate principal amount of $267,511. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $459,316, which is recorded as a derivative liability as of the date of issuance. In addition, for one of the convertible notes the Company also issued 26 warrants with an exercise price of $950 subject to change if securities are issued at a price per share below the exercise price. This provision results in the warrant being a derivative liability initially calculated to be $26,900. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $267,511, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $206,602 during the year ended December 31, 2016 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of December 31, 2016 and 2015, there was $36,184 and $16,136 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2016:

Stock price	$0.92
Risk free rate	0.85%
Volatility	670%
Conversion price	$0.038–0.83
Dividend rate	0%
Term (years)	0.01 to 0.73

The following table represents the Company’s derivative liability activity for the period ended December 31, 2016:

Derivative liability balance, December 31, 2015	$50,276
Issuance of derivative liability during the period ended December 31, 2016	486,216
Underlying security converted into common stock	(188,349)
Change in derivative liability during the period ended December 31, 2016	1,211,285
Derivative liability balance, December 31, 2016	$1,559,428

NOTE 6 – RELATED PARTY TRANSACTIONS

Starting January, 1 2015 Mr. Fleming is accruing a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of December 31, 2015, there is a balance of $6,305 in accounts payable. There is no written agreement for this consulting fee.

On March 31, 2015, Mr. Fleming transferred $5,743 of various office equipment and supplies to the Company.  The Company is carrying the balance due to Mr. Fleming under short-term liabilities and will reimburse Mr. Fleming during the current fiscal year. At December 31, 2016 and 2015, Mr. Fleming has a balance of $40,320 and $8,441, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

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

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans were repaid. The principal amount outstanding at December 31, 2016 was $59,559.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company.

NOTE 7 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s liabilities significantly exceed its assets, certain notes payable are in default and the Company has generated minimal revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $135,681,801 as of December 31, 2016. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect these two reverse stock splits.

During the year ended December 31, 2016, the Company issued shares of its common stock as follows:

●	1,001 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

●	1,202 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

●	2,317,304 shares of common stock for the conversion of $90,962 in debt;

●	263 shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance;

●	249 shares of common stock for the conversion of 0 shares of preferred stock;

●	6,500,000 shares of common stock for the exercise of stock options;

●	85,065 shares of common stock for the cashless exercise of warrants; and

●	100,000,000 shares of common stock to Mr. John Fleming as compensation for services rendered valued at $100,000. The value approximates the value of the services rendered was based on the par value of the Company’s common stock.

NOTE 9 – OPTIONS

The following is a summary of stock option activity:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding, December 31, 2015	--
Granted	6,500,000	$0.15
Forfeited	--
Exercised	(6,500,000)	$0.15
Outstanding, December 31, 2016	--
Exercisable, December 31, 2016	--

For options granted during 2016 where the exercise price was less than the stock price at the date of the grant, the weighted-average fair value of such options was $2.45 and the weighted-average exercise price of such options was $0.15.  No options were granted during 2016 where the exercise price was greater than the stock price or equal to the stock price at the date of grant.

The fair value of the stock options was expensed immediately as the options vested immediately. The Company recorded stock option expense of $15,925,010 during the year ended December 31, 2016.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted are as follows:

Risk-free interest rate	1.01%
Expected life of the options	.001 year
Expected volatility	703%
Expected dividend yield	0%

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

29

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

30

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

31

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).

10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).

10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)

31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).

32	Section 1350 Certification of John Fleming (filed herewith).

32