Form 10-Q
period 2017-03-31
InCapta, Inc.
filed 2017-05-22
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-29113

INCAPTA INC.

(Exact Name of Company as Specified in its Charter)

Nevada	47-3903460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1950 Fifth Avenue, Suite 100, San Diego, California	92101
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do no check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial reporting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes ☐  No ☒.

As of March 31, 2017, the Company had 127,500,445 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INCAPTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current Assets:
Cash	$29,690	$1,587
Accounts receivable	--	7,590
Prepaid expenses	36,000	--
Total current assets	65,690	9,087

Other assets:
Furniture and equipment	2,080	2,538
Total assets	$67,770	$11,715

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$226,062	$209,650
Accrued interest	54,511	41,683
Due to officer	19,624	40,320
Convertible notes payable - related party	59,599	59,599
Convertible notes payable, net of discount of $249,437 and $80,796	112,558	34,699

INCAPTA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

	March 31,	December 31,
	2017	2016
	(unaudited)
Loan payable	25,000	25,000
Derivative liability	768,987	1,559,428
Total current liabilities	1,266,341	1,970,379

Stockholders’ deficit
Common stock, $0.001 par value; 890,000,000 shares authorized, 127,500,445 and 111,916,194 shares issued and outstanding (1)	127,500	111,916
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	--	--
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding (2)	--	--
Additional paid-in capital	135,474,229	134,459,981
Stock subscription receivable	--	(848,760)
Accumulated deficit	(136,800,300)	(135,681,801)
Total stockholders’ deficit	(1,198,571)	(1,958,664)
Total liabilities and stockholders’ deficit	$67,770	$11,715

(1) Reflects the amounts after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

(2) Reflects the amounts after a 4,700 to 1 reverse split of the Company’s preferred stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

INCAPTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net sales	$17	$20,206

Costs and expenses:
General and administrative	1,993,177	5,533,275
Acquisition contingency	--	2,280,331
Total costs and expenses	1,993,177	7,813,606

Loss from operations	(1,993,160)	(7,793,400)

Other income (expense)
Interest and financing costs	(567,286)	(141,296)
Change in value of derivative liability	1,441,947	57,722
Total other income (expense)	874,661	(83,574)

Loss before provision for income taxes	(1,118,499)	(7,876,974)

Provision for income taxes	--	--

Net loss	(1,118,499)	(7,876,974)

Preferred stock dividend	--	(47,700)

Net loss attributed to common stockholders	$(1,118,499)	$(7,924,674)

Basic and diluted loss per share	$(0.01)	$(1,592.89)

Weighted average number of shares outstanding (1)	124,956,753	4,975

(1) Reflects the amounts after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015 and a 19,000 to 1 reverse split of the Company’s common stock effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

INCAPTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,118,499)	$(7,876,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	458	458
Common stock issued for services	1,800,000	3,975,653
Common stock issued for acquisition contingency	--	2,280,331
Financing costs	450,348	104,593
Amortization of debt discounts	104,109	30,390
Change in value of derivative liability	(1,441,947)	(57,722)
Change in current assets and liabilities:
Accounts receivable	7,590	(16,500)
Prepaid consulting fees	(36,000)	1,384,137
Accounts payable	16,502	78,255
Accrued interest	12,828	6,249
Due to officer	(20,696)	--
Net cash used in operating activities	(225,307)	(91,130)

Cash flows from financing activities:
Proceeds from convertible notes payable	253,500	91,377
Net cash provided by financing activities	253,500	91,377

Net increase in cash	28,193	247

Cash at beginning of period	1,497	1,790

Cash at end of period	$29,690	$2,037

Supplemental disclosure of non-cash financing activities:
Beneficial conversion feature	$703,848	$100,155
Common stock issued for debt	$26,250	$--

4

INCAPTA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash paid for:
Interest paid	$--	$--
Taxes paid	$--	$--

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements

INCAPTA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited condensed consolidated interim financial statements of InCapta, Inc. a Nevada corporation (“Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC. The results for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

All common stock share numbers reflect a 3,000 to 1 reverse split of the common stock effective on April 27, 2015, and a 19,000 to 1 reverse split of the common stock effective on August 8, 2016.

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

Cash and Cash Equivalents.

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of March 31, 2017 and December 31, 2016, there were no cash equivalents except cash of $29,690 and $1,497, respectively.

Prepaid Expenses.

Prepaid expenses consist of payment for consulting fees in advance.

Stock Subscription Receivable.

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options and the Company recorded a receivable in the amount of $975,000. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying financial statements as a contra-equity account. During the three months ended March 31, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

Income Taxes.

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes.” ASC Topic 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC Topic 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Impairment of Long-Lived Assets.

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. No impairment charge was taken during the three months ended March 31, 2017 or 2016.

Net Loss Per Share.

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. During the three months ended March 31, 2017 and 2016, there were $421,594 and $151,367, respectively, of convertible debentures that were convertible into 9,842,118 and 862 shares of common shares that excluded since to their effect is anti-dilutive as a result of the net losses incurred during the periods.

Stock-Based Compensation.

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments.

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of March 31, 2017 and December 31, 2016, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

Fair Value Measurements.

ASC Topic 820, “Fair Value Measurements and Disclosure,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

●	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017 and December 31, 2016.

The Company uses Level 2 inputs for its valuation methodology for its derivative liability as its fair value was determined by using the Black-Scholes-Merton pricing model based on various assumptions. The Company’s derivative liability is adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At March 31, 2017 and December 31, 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2017
Description	March 31, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$768,987	--	768,987	--

Total	$768,987	--	768,987	--

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$1,559,428	--	1,559,428	--

Total	$1,559,428	--	1,559,428	--

Recent Pronouncements.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash”, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU No. 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU No. 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments.” ASU No. 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU No. 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU No. 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU No. 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The Company is currently evaluating the impact of the adoption of ASU No. 2014-15 on the Company's financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  ASU No. 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition.  ASU No. 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract.  This ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017.   Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein.  Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  The Company is in the process of evaluating the impact of ASU No. 2014-09 on the Company's financial statements and disclosures.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company’s stock price at date of conversion. (in default at December 31, 2016)	$59,599	$59,599

Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	30,500	56,750

Convertible note to investor due on July 3, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	58,745	58,745

Convertible note to investor due on January 11, 2017; interest at 12%; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	65,000	--

Convertible note to investor due on January 11, 2017; interest at 8%; convertible in shares of common stock at 58% of the Company’s stock price at date of conversion.	58,000	--

Convertible note to investor due on January 12, 2017; interest at 6%; convertible in shares of common stock at 55% of the Company’s stock price at date of conversion.	50,000	--

Convertible note to investor due on February 15, 2017; interest at 12%; convertible in shares of common stock at 58% of the Company’s stock price at date of conversion.	43,000	--

Convertible note to investor due on February 20, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company’s stock price at date of conversion.	56,750	--
	421,594	175,094
Less debt discount	(249,437)	(80,796)
Convertible notes, net of discount	$172,157	$94,298

	March 31,	December 31,
	2017	2016
Convertible notes payable - related party	$59,599	$59,599
Less debt discount	--	--
Convertible notes - related party, net of discount	$59,599	$59,599

Convertible notes payable - unrelated parties	$361,995	$115,495
Less debt discount	(249,437)	(80,796)
Convertible notes - unrelated parties, net of discount	$112,558	$34,699

During the three months ended March 31, 2017, the Company issued convertible notes in the aggregate principal amount of $272,750, with original issue discounts of $19,250. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $703,848, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $272,750, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $104,109 during the three months ended March 31, 2017 related to the amortization of the debt discount.

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of March 31, 2017 and December 31, 2016, there was $41,134 and $36,184 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at March 31, 2017:

Stock price	$0.085
Risk free rate	0.85%
Volatility	670%
Conversion price	$0.038–0.077
Dividend rate	0%
Term (years)	0.01 to 0.89

The following table represents the Company’s derivative liability activity for the period ended March 31, 2017:

Derivative liability balance, December 31, 2016	$1,559,428

Issuance of derivative liability during the period ended March 31, 2017	703,848

Underlying security converted into common stock	(52,342)

Change in derivative liability during the period ended March 31, 2017	(1,441,947)

Derivative liability balance, March 31, 2017	$768,987

NOTE 6 – RELATED PARTY TRANSACTIONS

At March 31, 2017 and December 31, 2016, the Company’s CEO, Mr. Fleming, has a balance of $19,624 and $40,320, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On February 5, 2016, the Company issued 1,184 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans were repaid. The principal amount outstanding at March 31, 2017 and December 31, 2016 was $59,559.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company.

Starting January1, 2017, Mr. Fleming is accruing a consulting fee of $10,000 a month under a written agreement with the Company

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $136,800,300 as of March 31, 2017. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

Anne Morrison was granted an option from the Company on August 8, 2016 under the Company’s 2016 Stock and Option Plan in payment for consulting services rendered by her to the Company. The Company’s board of directors approved this compensation (by unanimous written consent) on August 8, 2016. This option was exercised at $0.15 per share. The Company received $126,240 over a period of eight months as result of the exercise of this option. During the three months ended March 31, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the three months ended March 31, 2017, the Company issued restricted shares of its common stock as follows: 584,251 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of $26,250 in debt.

During the three months ended March 31, 2017, the Company issued shares of its common stock as follows:

●	15,000,000 shares of common stock to consultants as compensation for services valued at $1,800,000. The value was based on the market price of the Company’s common stock at the date of issuance; and

●	584,251 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of $26,250 in debt.

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

The Company currently is developing a weekly television show, “The Car Flip Guys” and two of seven online full-length movies mentioned above. We expect to first air “The Car Flip Guys” during the end of the second quarter or beginning of the third quarter of 2017.

Results of Operations.

(a)	Total Revenue.

The Company had revenue of $17 for the three months ended March 31, 2017 compared to $20,206 for the three months ended March 31, 2016. This decrease was due to the refocusing of the Company towards Cloud Television, television production and movie production.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $1,993,177 for the three months ended March 31, 2017 compared to $5,533,275 for the three months ended March 31, 2016, a decrease of $3,540,098 or approximately 64%. This principal reason for the decrease was due to the lower consulting fees in 2017 compared to 2016. The Company normally pays its consultants in shares of Company common stock.

(c)	Interest and Financing Costs.

The Company had interest and financing costs of $567,286 for the three months ended March 31, 2017 compared to $141,296 for the three months ended March 31, 2016, an increase of $425,990 or approximately 302%. This increase was due to the financing costs associated with the new convertible debentures entered into in 2017.

(d)	Net Loss.

The Company had a net loss of $1,118,499 for the three months ended March 31, 2017 compared to $7,876,974 for the three months ended March 31, 2016, a decrease of $6,758,475 or approximately 86%. This decrease was due to factors described above.

Operating Activities.

The net cash used in operating activities was $225,307 for the three months ended March 31, 2017 compared to $91,130 for the three months ended March 31, 2016, an increase of $134,177 or approximately 147%.  This increase is attributed to many changes from period to period in our current assets and liabilities..

Liquidity and Capital Resources.

As of March 31, 2017, the Company had total current assets of $65,690 and total current liabilities of $1,266,341, resulting in a working capital deficit of $1,200,651.  The cash and cash equivalents was $29,690 as of March 31, 2017.

 Net cash provided by financing activities was $253,500 for the three months ended March 31, 2017 compared to $91,377 for the three months ended March 31, 2016, an increase of $162,123 or approximately 177%. This increase resulted primarily from obtaining new loans during the period.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; and (c) derivative financial instruments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(c)	Derivative Financial Instruments

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

Forward Looking Statements.

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of wq1934, as amended. When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2017 that were not previously reported

There were no purchases of the Company’s common stock by the Company or its affiliates during the three months ended March 31, 2017.

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

InCapta, Inc.

Dated: May 22, 2017	By:	/s/ John Fleming
John Fleming, President

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).
2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen, on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).
2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).
3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).
3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).
3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).
3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).
3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).
3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).
3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).
3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).
3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).
3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).
3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).
3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).
3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).
4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).
4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

Number	Description
10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).
10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).
10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).
10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).
10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).
10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).
10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).
10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).
10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).
10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).
10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).
10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).
10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).
10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).
10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).
10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)
31	Rule 13a-14(a)/15d-14(a) Certification of John Fleming (filed herewith).
32	Section 1350 Certification of John Fleming (filed herewith).

