Form 10-Q
period 2017-06-30
InCapta, Inc.
filed 2017-08-21
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 21, 2017, the Company had 695,361,644 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

Current Assets:
Cash	$3,216	$1,497
Accounts receivable	-	7,590
Prepaid expenses	24,000	-
Other current assets	7,000
Total current assets	34,216	9,087

Other assets:
Furniture and equipment	1,622	2,538
Total assets	$35,838	$11,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$255,598	$209,560
Accrued interest	64,465	41,683
Due to officer	49,024	40,320
Convertible notes payable - related party	59,599	59,599
Convertible notes payable, net of discount of $153,176 and $80,796	184,312	34,699
Loan payable	25,000	25,000
Derivative liability	769,099	1,559,428
Total current liabilities	1,407,097	1,970,289

Stockholders' deficit
Common stock, $0.001 par value; 890,000,000 shares authorized, 204,014,445 and 111,916,194 shares issued and outstanding (1)	204,014	111,916
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding (2)	-	-
Additional paid-in capital	135,730,128	134,459,981
Stock subscription receivable	-	(848,760)
Accumulated deficit	(137,305,401)	(135,681,801)
Total stockholders' deficit	(1,371,259)	(1,958,664)
Total liabilities and stockholder's deficit	$35,838	$11,625

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.

(2)	The number of issued and outstanding shares of preferred stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net sales	$2,080	$12,442	$2,097	$32,648

Costs and expenses:
General and administrative	265,949	148,850	2,259,126	5,682,125
Acquisition contingency	-	-	-	2,280,331
Total costs and expenses	265,949	148,850	2,259,126	7,962,456
Loss from operations	(263,869)	(136,408)	(2,257,029)	(7,929,808)

Other income (expense)
Interest and financing costs	(181,835)	(104,341)	(749,121)	(245,637)
Change in fair value of derivative liability	(59,397)	39,975	1,382,550	97,697
Total other income (expense)	(241,232)	(64,366)	633,429	(147,940)

Loss before provision for income taxes	(505,101)	(200,774)	(1,623,600)	(8,077,748)

Provision for income taxes	-	-	-	-

Net loss	(505,101)	(200,774)	(1,623,600)	(8,077,748)

Preferred stock dividend	-	47,700	-	95,400

Net loss attributed to common stockholders	$(505,101)	$(248,474)	$(1,623,600)	$(8,173,148)

Weighted average shares outstanding (1):
Basic	150,854,797	6,900	137,977,317	5,938
Diluted	150,854,797	6,900	137,977,317	5,938

Loss per share
Basic	$(0.00)	$(36.01)	$(0.01)	$(1,376.41)
Diluted	$(0.00)	$(36.01)	$(0.01)	$(1,376.41)

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

								Total
					Additional	Stock		Stockholders'
	Common Stock		Preferred Stock		Paid-in	Subscription	Accumulated	Equity/
	Shares (1)	Amount	Shares (2)	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2015	3,809	$4	1	$-	$110,321,088	$-	$(109,093,354)	$1,227,738

Rounding adjustment of reverse split	7,301	8			(8)			-
Shares issued for services	103,001,001	103,001			4,677,652			4,780,653
Shares issued for acquisition contingency	1,202	1			2,280,330			2,280,331
Shares issued for debt conversions	2,317,304	2,317			88,645			90,962
Shares issued for financing costs	263	-			10,500			10,500
Shares issued for conversion of preferred stock	249	-			-			-
Shares issued for exercise of stock options	6,500,000	6,500			968,500	(975,000)		-
Cashless exercise of warrant	85,065	85			(85)			-
Fair value of stock options					15,925,010			15,925,010
Fair value of benefical conversion feature of debt repaid/converted					188,349			188,349
Payment of stock subscription receivable						126,240		126,240

Net loss							(26,588,447)	(26,588,447)

Balance, December 31, 2016	111,916,194	111,916	1	-	134,459,981	(848,760)	(135,681,801)	(1,958,664)

Returned shares	(415,749)	(416)			416			-
Shares issued for services	45,000,000	45,000			1,905,000			1,950,000
Shares issued for debt conversions, accrued interest and fees	47,514,000	47,514			62,337			109,851
Fair value of benefical conversion feature of debt repaid/converted					151,154			151,154
Write off of stock subscription receivable					(848,760)	848,760		-

Net loss							(1,623,600)	(1,623,600)

Balance, June 30, 2017	204,014,445	$204,014	1	$-	$135,730,128	$-	$(137,305,401)	$(1,371,259)

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.
(2)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(1,623,600)	$(8,077,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	916	916
Common stock issued for services	1,950,000	3,975,653
Common stock issued for acquistion contingency	-	2,280,331
Financing costs	497,794	119,967
Amortization of debt discounts	223,370	108,814
Change in value of derivative liability	(1,382,550)	(97,697)
Change in current assets and liabilities:
Accounts receivable	7,590	(25,554)
Prepaid consulting fees	(24,000)	1,384,137
Other current assets	(7,000)	-
Accounts payable	46,038	221,069
Accrued interest	27,957	16,726
Due to officer	8,704	-
Net cash used in operating activities	(274,781)	(93,386)

FINANCING ACTIVITIES:
Proceeds from convertible notes payable	276,500	92,377
Net cash provided by financing activities	276,500	92,377

NET INCREASE IN CASH	1,719	(1,009)

CASH, BEGINNING BALANCE	1,497	1,790

CASH, ENDING BALANCE	$3,216	$781

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$743,375	$152,016
Common stock issued for debt, accrued interest and fees	$109,851	$-
Debt issued for accounts payable	$-	$50,861
Penalties and fees added to convertible note	$14,719	$-
Fair value of beneficial conversion feature of debt converted	$154,154	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited condensed consolidated interim financial statements of InCapta, Inc. a Nevada corporation (“Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC. The results for the six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Revenue Recognition

The Company recognizes revenue using four sources: Media consulting, to online television clients, monthly fees for online cloud television networks, website store revenue sharing and revenue sharing of membership fees with clients. The Company’s revenue recognition policies comply with Financial Accounting Standards Board (“FASB”) ASC 605, Revenue Recognition. Revenue is recognized when the following four criteria are met: (i) persuasive evidence that arrangement exists, (ii) services has occurred, (iii) the price is fixed and determinable and (iv) collectability is reasonably assured.

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of June 30, 2017 and December 31, 2016, there were no cash equivalents except cash of $3,216 and $1,497, respectively.

Prepaid Expenses

Prepaid expenses consist of payment for consulting fees in advance.

Stock Subscription Receivable

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options and the Company recorded a receivable in the amount of $975,000. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying financial statements as a contra-equity account. During the six months ended June 30, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. No impairment charge was taken during the six months ended June 30, 2017 or 2016.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. During the six months ended June 30, 2017 and 2016, there were $397,087 and $183,088, respectively, of convertible debentures that were convertible into 675,753,523 and 50,660 shares of common shares that excluded since to their effect is anti-dilutive as a result of the net losses incurred during the periods.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. Common stock granted to employees and consultants is valued based on the market value of the Company’s common stock on the date of grant.

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of June 30, 2017 and December 31, 2016, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

Fair Value Measurements.

ASC Topic 820, “Fair Value Measurements and Disclosure,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017 and December 31, 2016.

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

At June 30, 2017 and December 31, 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2017
Description	June 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$769,099	$-	$769,099	$-

Total	$769,099	$-	$769,099	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$1,559,428	$-	$1,559,428	$-

Total	$1,559,428	$-	$1,559,428	$-

Recent Pronouncements.

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) No. 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

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

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09, which amends several aspects of accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, and classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  ASU No. 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern.  ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter.  Early adoption is permitted.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company's stock price at date of conversion. (in default at June 30, 2016)	$59,599	$59,599
Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	19,571	56,750
Convertible note to investor due on July 3, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	34,101	58,745
Convertible note to investor due on January 11, 2017; interest at 12%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	65,000	-
Convertible note to investor due on January 11, 2017; interest at 8%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	58,000	-
Convertible note to investor due on January 12, 2017; interest at 6%; convertible in shares of common stock at 55% of the Company's stock price at date of conversion.	38,066	-
Convertible note to investor due on February 15, 2017; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	43,000	-
Convertible note to investor due on February 20, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	56,750	-
Convertible note to investor due on June 1, 2017; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	23,000	-
	397,087	175,094
Less debt discount	(153,176)	(80,796)
Convertible notes, net of discount	$243,911	$94,298

Convertible notes payable - related party	$59,599	$59,599
Less debt discount	-	-
Convertible notes - related party, net of discount	$59,599	$59,599

Convertible notes payable - unrelated parties	$337,488	$115,495
Less debt discount	(153,176)	(80,796)
Convertible notes - unrelated parties, net of discount	$184,312	$34,699

During the six months ended June 30, 2017, the Company issued convertible notes in the aggregate principal amount of $295,750, with original issue discounts of $19,250. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $743,375, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $295,750, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $223,370 during the six months ended June 30, 2017 related to the amortization of the debt discount.

A rollfoward of the convertible notes payable from December 31, 2016 to June 30, 2017 is below:

Convertible notes payable, December 31, 2016	$94,298
Issued for cash	276,500
Issued for original issue discount	19,250
Penalties added to convertible notes payable balance	14,719
Conversion into common stock	(88,476)
Debt discount related to new convertible notes	(295,750)
Amortization of debt discounts during the period	223,370
Convertible notes payable, June 30, 2017	$243,911

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of June 30, 2017 and December 31, 2016, there was $46,139 and $36,184 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at June 30, 2017:

Stock price	$0.0013
Risk free rate	1.24%
Volatility	670%
Conversion price	$0.0005–0.0012
Dividend rate	0%
Term (years)	0.01 to 0.71

The following table represents the Company’s derivative liability activity for the period ended June 30, 2017:

Derivative liability balance, December 31, 2016	$1,559,428
Issuance of derivative liability during the period ended June 30, 2017	743,375
Underlying security converted into common stock	(151,154)
Change in derivative liability during the period ended June 30, 2017	(1,382,550)
Derivative liability balance, June 30, 2017	$769,099

NOTE 6 – RELATED PARTY TRANSACTIONS

At June 30, 2017 and December 31, 2016, the Company’s CEO (former CEO at June 30, 2017), Mr. Fleming, has a balance of $49,024 and $40,320, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On February 5, 2016, the Company issued 1,184 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans were repaid. The principal amount outstanding at June 30, 2017 and December 31, 2016 was $59,559.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company.

On May 25, 2017, the Company issued 30,000,000 restricted shares of common stock to the Company’s new CEO, Mr. Gregory Martin, for services rendered and to be rendered to the Company.

Starting January 1, 2017 through May 31, 2017, Mr. Fleming is accruing a consulting fee of $10,000 a month under a written agreement with the Company.

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options and the Company recorded a receivable in the amount of $975,000. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying financial statements as a contra-equity account. During the six months ended June 30, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $137,305,401 as of June 30, 2017. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

Anne Morrison was granted an option from the Company on August 8, 2016 under the Company’s 2016 Stock and Option Plan in payment for consulting services rendered by her to the Company. The Company’s board of directors approved this compensation (by unanimous written consent) on August 8, 2016. This option was exercised at $0.15 per share. The Company received $126,240 over a period of eight months as result of the exercise of this option. During the six months ended June 30, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the six months ended June 30, 2017, the Company issued shares of its common stock as follows:

•	45,000,000 shares of common stock to consultants as compensation for services valued at $1,950,000. The value was based on the market price of the Company’s common stock at the date of issuance; and

•	47,098,251 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of debt, accrued interest and fees and penalties associated with convertible debentures of $88,476, $5,175 and $16,200, respectively.

 NOTE 9 – SUBSEQUENT EVENTS

Subsequent to June 30, 2017, the Company has issued 491,347,199 shares of common stock for the conversion of debt.

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

Forward Looking Statements

Information in this Form 10-Q contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-Q, the words “expects,” “anticipates,” “believes,” “plans,” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding the adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, the need for future financing, dependence on personnel, and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

The Company continues development of its online movie channel, a 24 hour a day streaming internet TV station, and the further development of its online news and video news bureau in association with Leading Edge Radio Network and Mancuso Martin Productions.

Discussions with the Company and Mancuso Martin Productions on a comedy screenplay in development are on schedule as previously reported and the potential acquisition of seven additional screenplays as previously disclosed remains viable and ongoing. The Company continues to develop revenue share agreements and strategic partnership opportunities with radio, TV, movie and entertainment companies.

The Company has an interest in a weekly internet television show, “The Car Flip Guys” which focuses on how two young guys started and developed their own company with assistance from the Company. Additionally, The Car Flip Guys restoration of a 1971 Ford Mustang is on time and expected to preview the automobile for sale at auction or privately and we believes it will report income in the upcoming quarter from the sale of the vehicle.

Discussions continue regarding a golf ball and equipment company which is scheduled to debut in 2018. The golf company plans to feature two professional lines of golf balls for amateurs and professionals, golf gloves, golf clubs, golf shoes, apparel and accessories. Although the Company will not establish a brick and mortar operation, it believes that U.S. and worldwide golf courses, off course pro-shops and various retailers would be interested in picking up the brand, due in part to the science of the golf balls, performance, golf shafts and other components. Additionally, the Company believes that certain designers who the Company expects to be involved with the Company and the Company’s unique marketing plan will set the Company apart from its competitors. The Company’s current CEO is also an experienced former professional golfer with numerous contacts from the various tours including the PGA, Web.com, Champions Tour, and LPGA Tours, respectively.

The Company believes that attracting additional capital is likely to create desired results.

Results of Operations

(a)	Total Revenue

The Company had revenue of $2,080 for the three months ended June 30, 2017 compared to $12,442 for the three months ended June 30, 2016. The Company had revenue of $2,097 for the six months ended June 30, 2017 compared to $32,648 for the six months ended June 30, 2016. These decreases were due to the refocusing of the Company towards Cloud Television, television production and movie production.

(b)	General and Administrative Expenses

The Company had general and administrative expenses of $265,949 for the three months ended June 30, 2017 compared to $148,850 for the three months ended June 30, 2016, an increase of $117,099 or approximately 79%. The Company had general and administrative expenses of $2,259,126 for the six months ended June 30, 2017 compared to $5,682,125 for the six months ended June 30, 2016, a decrease of $3,422,999 or approximately 60%. This principal reasons for the decrease during the six months ended June 30, 2017 was due to the lower consulting fees in 2017 compared to 2016. The Company normally pays its consultants in shares of Company common stock. The increase during the three months ended June 30, 2017 was due to common stock issued to an officer of the Company valued at $150,000 in May 2017. There were no such issuances during the three months ended June 30, 2016.

(c)	Interest and Financing Costs

The Company had interest and financing costs of $181,835 for the three months ended June 30, 2017 compared to $104,341 for the three months ended June 30, 2016, an increase of $77,494 or approximately 74%. The Company had interest and financing costs of $749,121 for the six months ended June 30, 2017 compared to $245,637 for the six months ended June 30, 2016, an increase of $503,484 or approximately 205%. These increases were due to the financing costs of $706,939 associated with the new convertible debentures entered into in 2017.

(d)	Net Loss

The Company had a net loss of $505,101 for the three months ended June 30, 2017 compared to $200,774 for the three months ended June 30, 2016, an increase of $304,327 or approximately 152%. The Company had a net loss of $1,623,600 for the six months ended June 30, 2017 compared to $8,077,748 for the six months ended June 30, 2016, a decrease of $6,454,148 or approximately 80%. These increases/decreases were due to factors described above.

Operating Activities

The net cash used in operating activities was $274,781 for the six months ended June 30, 2017 compared to $93,386 for the six months ended June 30, 2016, an increase of $181,395 or approximately 194%. This increase is attributed to many changes from period to period in our current assets and liabilities.

Financing Activities

Net cash provided by financing activities was $276,500 for the three months ended June 30, 2017 compared to $92,377 for the six months ended June 30, 2016, an increase of $184,123 or approximately 199%. This increase resulted primarily from obtaining new convertible notes during the period.

Liquidity and Capital Resources

As of June 30, 2017, the Company had total current assets of $34,216 and total current liabilities of $1,407,097, resulting in a working capital deficit of $1,372,881. The cash and cash equivalents were $3,216 as of June 30, 2017.

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

Inflation

The impact of inflation on costs and the ability to pass on cost increases to the Company’s customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies

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

(b)	Impairment of Long-Lived Assets

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Inherent Limitations of Control Systems

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 1, 2017, the Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd, a Virginia corporation (the “Lender”), pursuant to which the Company issued to the Lender a Convertible Promissory Note in the principal amount of $23,000 (the “Note”). The Note accrued interest at 12% per annum and matures on March 15, 2018. The Lender has the right at any time from 180 days of entering into the Note to convert part of the outstanding and unpaid principal amount of the Note into shares of Common Stock (with certain restrictions) The conversion price is 58% multiplied by the market price and “market price” means the average of the lowest three trading prices (as reported on the OTC Markets) for Common Stock during the ten trading day period ending on the latest complete trading day prior to conversion.

The sale of these securities was made pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act. The Lender was an “accredited investor” as defined in Rule 501(a) of Regulation D. The Lender acknowledged appropriate investment representations with respect to the issuances of the Note and consented to the imposition of restrictive legends upon the certificates representing the conversion shares. The Lender had a significant preexisting relationship to the Company prior to the transaction and the Note was not issued as a result of any general solicitation. The Lender was afforded the opportunity to ask questions of the Company’s management and to receive answers concerning the terms and conditions of the investments. No selling commissions or other remuneration were paid in connection with the sale of these securities.

ITEM 5. OTHER INFORMATION.

The disclosure contained in Item 2 of Part II herein is incorporated by reference herein.

On August 1, 2017, the sole director appointed Jason Alpers, Joshua Merritt, and Ean Martin to serve as directors of the Company. There are no arrangements or understandings between the new directors and any other persons, pursuant to which each director was selected as a director of the Company. None of the directors who were appointed were appointed to any committees of the board of directors and, at the present time, there are no plans to appoint any of the new directors to any committee.

Ean Martin is the son of Gregory Martin, the Company’s Chairman, CEO, and President. Ean Martin is the owner of The Car Flip Guys and the Company has entered into an Revenue Sharing Agreement with The Car Flip Guys for 50% of the gross revenues The Car Flip Guys derive from the TV Show, "The Car Flip Guys" with such revenue including the ultimate goal of selling each car they acquire, restore and sell at 50% of gross revenues as well shared with the Company.

On May 26, 2017, the Company entered into a Revenue Share Agreement with The Car Flip Guys for the purpose of filming a TV show entitled, "The Car Flip Guys." The Company will derive revenue under a 50% - 50% revenue share agreement between the companies in two distinct arenas, including potential revenue from TV viewership and the sale of classic automobiles upon their being restored. Ean Martin is the son of Gregory Martin, who is Chief Executive Officer and Chairman of the Board of InCapta, Inc.

On May 26, 2017, the Company entered into a Revenue Share Agreement with Banana Box Wholesale Grocery for the purpose of filming a TV show, "Secret Savings on Groceries." The Company will derive revenue under a 50% - 50% revenue share agreement between the companies in two distinct arenas, including potential revenue from TV viewership and the acquisition of new customers in the wholesale grocery business, nationwide. Gregory Martin is the CEO and Chairman of the Board of the Company, owns Banana Box Wholesale Grocery, and is majority owner of Mancuso Martin Productions.

ITEM 6. EXHIBITS.

SEC Ref. No.	Title of Document
10.1	Securities Purchase Agreement dated June 1, 2017 between the Company and the Lender
10.2	Convertible Promissory Note dated June 1, 2017 Issued to the Lender
10.3	Revenue Share Agreement dated May 26, 2017 with The Car Flip Guys
10.4	Revenue Share Agreement dated May 26, 2017 with Banana Box Wholesale Grocery
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: August 21, 2017	By:	/s/ Gregory Martin
Gregory Martin, President (Principal Executive Officer)