Form 10-Q
period 2017-09-30
InCapta, Inc.
filed 2017-11-20
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-29113

INCAPTA, INC.

(Exact Name of Company as Specified in its Charter)

Nevada	47-3903460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1876 Horse Creek Road, Cheyenne, WY	82009
(Address of Principal Executive Offices)	(Zip Code)

(682) 229-7476

(Company’s Telephone Number)

1950 Fifth Avenue, Suite 100, San Diego, California 92101

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

As of November 17, 2017, the Company had 3,973,173,263 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2017
	(unaudited)
ASSETS
Current Assets:
Cash	$1,345	$1,497
Accounts receivable	-	7,590
Prepaid expenses	12,000	-
Other current assets	7,000
Total current assets	20,345	9,087

Other assets:
Furniture and equipment	1,164	2,538
Total assets	$21,509	$11,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$258,119	$209,560
Accrued interest	79,012	41,683
Accrued compensation - officer	33,333	-
Due to former officer	49,024	40,320
Convertible notes payable - related party	59,599	59,599
Convertible notes payable, net of discount of $65,118 and $80,796	195,676	34,699
Loan payable	25,000	25,000
Derivative liability	398,472	1,559,428
Total current liabilities	1,098,235	1,970,289

Stockholders' deficit
Common stock, $0.001 par value; 10,000,000,000 shares authorized, 1,808,736,598 and 111,916,194 shares issued and outstanding (1)	1,808,737	111,916
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding (2)	-	-
Additional paid-in capital	134,449,648	134,459,981
Stock subscription receivable	-	(848,760)
Accumulated deficit	(137,335,111)	(135,681,801)
Total stockholders' deficit	(1,076,726)	(1,958,664)
Total liabilities and stockholder's deficit	$21,509	$11,625

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

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$1,250	$3,155	$3,347	$35,803

Costs and expenses:
General and administrative	71,434	16,067,625	2,330,560	21,749,750
Acquisition contingency	-	-	-	2,280,331
Total costs and expenses	71,434	16,067,625	2,330,560	24,030,081
Loss from operations	(70,184)	(16,064,470)	(2,327,213)	(23,994,278)

Other income (expense)
Interest and financing costs	(157,644)	(173,281)	(906,765)	(418,918)
Change in fair value of derivative liability	198,118	7,577	1,580,668	105,274
Total other income (expense)	40,474	(165,704)	673,903	(313,644)

Loss before provision for income taxes	(29,710)	(16,230,174)	(1,653,310)	(24,307,922)

Provision for income taxes	-	-	-	-

Net loss	(29,710)	(16,230,174)	(1,653,310)	(24,307,922)

Preferred stock dividend	-	-	-	95,400

Net loss attributed to common stockholders	$(29,710)	$(16,230,174)	$(1,653,310)	$(24,403,322)

Weighted average shares outstanding (1):
Basic	1,054,911,034	60,067,108	446,980,621	20,172,462
Diluted	1,054,911,034	60,067,108	446,980,621	20,172,462

Loss per share
Basic	$(0.00)	$(0.27)	$(0.00)	$(1.21)
Diluted	$(0.00)	$(0.27)	$(0.00)	$(1.21)

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

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(1,653,310)	$(24,307,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,374	1,374
Common stock issued for services	1,950,000	4,075,653
Common stock issued for acquistion contingency	-	2,280,331
Financing costs	531,282	183,930
Amortization of debt discounts	331,428	153,658
Change in value of derivative liability	(1,580,668)	(105,274)
Fair value of stock options		15,925,010
Change in current assets and liabilities:
Accounts receivable	7,590	(8,874)
Prepaid consulting fees	(12,000)	1,384,137
Other current assets	(7,000)	-
Accounts payable	48,559	210,878
Accrued interest	44,056	19,923
Accrued compensation - officer	33,333	-
Due to officer	8,704	-
Net cash used in operating activities	(296,652)	(187,176)

FINANCING ACTIVITIES:
Proceeds from stock subscription receivable		164,105
Proceeds from convertible notes payable	296,500	141,882
Repayment of due to officer		(598)
Repayment of convertible notes payable		(95,711)
Net cash provided by financing activities	296,500	209,678

NET INCREASE (DECREASE) IN CASH	(152)	22,502

CASH, BEGINNING BALANCE	1,497	1,790

CASH, ENDING BALANCE	$1,345	$24,292

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$782,363	$208,766
Common stock issued for debt, accrued interest and fees	$222,597	$20,140
Debt issued for accounts payable	$-	$50,861
Penalties and fees added to convertible note	$14,719	$-
Fair value of benefical conversion feature of debt repaid/converted	$362,651	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

The accompanying unaudited condensed consolidated interim financial statements of InCapta, Inc. a Nevada corporation (“Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) that are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the SEC. The results for the nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of September 30, 2017 and December 31, 2016, there were no cash equivalents except cash of $1,345 and $1,497, respectively.

Prepaid Expenses

Prepaid expenses consist of payment for consulting fees in advance.

Stock Subscription Receivable

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options and the Company recorded a receivable in the amount of $975,000. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying financial statements as a contra-equity account. During the nine months ended September 30, 2017, the Company determined that the remaining balance of $848,760 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. No impairment charge was taken during the nine months ended September 30, 2017 or 2016.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. During the nine months ended September 30, 2017 and 2016, there were $320,393 and $183,088, respectively, of convertible debentures that were convertible into 5,565,773,921 and 50,660 shares of common shares that excluded since to their effect is anti-dilutive as a result of the net losses incurred during the periods.

Stock-Based Compensation

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of September 30, 2017 and December 31, 2016, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017 and December 31, 2016.

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

At September 30, 2017 and December 31, 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2017
Description	September 30, 2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$398,472	$-	$398,472	$-

Total	$398,472	$-	$398,472	$-

	Fair Value	Fair Value Measurements at
	As of	December 31, 2016
Description	December 31, 2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$1,559,428	$-	$1,559,428	$-

Total	$1,559,428	$-	$1,559,428	$-

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company's stock price at date of conversion. (in default at December 31, 2016)	$59,599	$59,599
Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	13,514	56,750
Convertible note to investor due on July 3, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	23,248	58,745
Convertible note to investor due on January 11, 2017; interest at 12%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	53,293	-
Convertible note to investor due on January 11, 2017; interest at 8%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	25,720	-
Convertible note to investor due on January 12, 2017; interest at 6%; convertible in shares of common stock at 55% of the Company's stock price at date of conversion.	2,269	-
Convertible note to investor due on February 15, 2017; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	43,000	-
Convertible note to investor due on February 20, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	56,750	-
Convertible note to investor due on March 15, 2018; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	23,000	-
Convertible note to investor due on May 17, 2018; interest at 12%; convertible in shares of common stock at 51% of the Company's stock price at date of conversion.	20,000	-
	320,393	175,094
Less debt discount	(65,118)	(80,796)
Convertible notes, net of discount	$255,275	$94,298

Convertible notes payable - related party	$59,599	$59,599
Less debt discount	-	-
Convertible notes - related party, net of discount	$59,599	$59,599

Convertible notes payable - unrelated parties	$260,794	$115,495
Less debt discount	(65,118)	(80,796)
Convertible notes - unrelated parties, net of discount	$195,676	$34,699

During the nine months ended September 30, 2017, the Company issued convertible notes in the aggregate principal amount of $315,750, with original issue discounts of $19,250. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $782,363, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $315,750, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes. The Company recognized interest expense of $331,428 during the nine months ended September 30, 2017 related to the amortization of the debt discount.

A rollfoward of the convertible notes payable from December 31, 2016 to September 30, 2017 is below:

Convertible notes payable, December 31, 2016	$94,298
Issued for cash	296,500
Issued for original issue discount	19,250
Penalties added to convertible notes payable balance	14,719
Conversion into common stock	(185,170)
Debt discount related to new convertible notes	(315,750)
Amortization of debt discounts during the period	331,428
Convertible notes payable, September 30, 2017	$255,275

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of September 30, 2017 and December 31, 2016, there was $51,199 and $36,184 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at September 30, 2017:

Stock price	$0.0001
Risk free rate	1.24%
Volatility	670%
Conversion price	$0.00005–0.00009
Dividend rate	0%
Term (years)	0.01 to 0.63

The following table represents the Company’s derivative liability activity for the period ended September 30, 2017:

Derivative liability balance, December 31, 2016	$1,559,428
Issuance of derivative liability during the period	782,363
Underlying security converted into common stock	(362,651)
Change in derivative liability during the period	(1,580,668)
Derivative liability balance, September 30, 2017	$398,472

NOTE 6 – RELATED PARTY TRANSACTIONS

At September 30, 2017 and December 31, 2016, the Company’s CEO (former CEO at September 30, 2017), Mr. Fleming, has a balance of $49,024 and $40,320, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On February 5, 2016, the Company issued 1,184 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans were repaid. The principal amount outstanding at September 30, 2017 and December 31, 2016 was $59,559.

On August 9, 2016, the Company issued 100,000,000 restricted shares of common stock to Mr. Fleming, the Company’s President, for services rendered and to be rendered to the Company.

On May 25, 2017, the Company issued 30,000,000 restricted shares of common stock to the Company’s new CEO, Mr. Gregory Martin, for services rendered and to be rendered to the Company.

Starting January1, 2017 through May 31, 2017, Mr. Fleming is accruing a consulting fee of $10,000 a month under a written agreement with the Company

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $137,335,111 as of September 30, 2017. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

Anne Morrison was granted an option from the Company on August 8, 2016 under the Company’s 2016 Stock and Option Plan in payment for consulting services rendered by her to the Company. The Company’s board of directors approved this compensation (by unanimous written consent) on August 8, 2016. This option was exercised at $0.15 per share. The Company received $126,240 over a period of eight months as result of the exercise of this option. During the nine months ended September 30, 2017, the Company determined that the remaining balance of $848,760 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the nine months ended September 30, 2017, the Company issued shares of its common stock as follows:

●	45,000,000 shares of common stock to consultants as compensation for services valued at $1,950,000. The value was based on the market price of the Company’s common stock at the date of issuance; and

●	1,651,820,404 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of debt, accrued interest and fees and penalties associated with convertible debentures of $185,170, $6,727 and $30,700, respectively.

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company has issued 2,164,436,665 shares of common stock for the conversion of debt.

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

Overview

We are continuing the development of our online movie channel, a 24 hour a day streaming internet TV station, and the further development of our online news and video news bureau in association with Leading Edge Radio Network and Mancuso Martin Productions.

Discussions with Mancuso Martin Productions on a comedy screenplay in development are on schedule as previously reported and the potential acquisition of seven additional screenplays as previously disclosed remains viable and ongoing. We continue to develop revenue share agreements and strategic partnership opportunities with radio, TV, movie and entertainment companies.

In October 2017, we launched XVIINews.com which features news and various video updates featuring Susan Knowles, formerly of the Blaze.

On May 26, 2017, we entered into the Revenue Share Agreement with The Car Flip Guys pursuant to which we received an interest in a weekly internet television show, “The Car Flip Guys” which focuses on how two young guys started and developed their own company with our assistance. Additionally, The Car Flip Guys restoration of a 1971 Ford Mustang is on time and expected to preview the automobile for sale at auction or privately. Previously, we had reported an expectation to report income during the third quarter of 2017 but, due to additional work being required on the vehicle and an unanticipated wait for parts, we now believe we will report income in the fourth quarter from the sale of the vehicle.

Preliminary discussions continue regarding the acquisition of a golf ball and equipment company which is scheduled to debut in 2018. The golf company plans to feature two professional lines of golf balls for amateurs and professionals, golf gloves, golf clubs, golf shoes, apparel and accessories. Although, if the acquisition is completed, we do not have plans to establish a brick and mortar operation, we believe that U.S. and worldwide golf courses, off course pro-shops and various retailers would be interested in picking up the brand, due in part to the science of the golf balls, performance, golf shafts and other components. Additionally, we believe that certain designers who we expect to be involved with us and our unique marketing plan will set us apart from its competitors. Our current CEO is also an experienced former professional golfer with numerous contacts from the various tours including the PGA, Web.com, Champions Tour, and LPGA Tours, respectively.

We believe we will need to attract additional capital in order to pursue our current business plan, including any acquisitions.

Results of Operations

(a)       Total Revenue

We had revenue of $1,250 for the three months ended September 30, 2017 compared to $3,155 for the three months ended September 30, 2016. We had revenue of $3,347 for the nine months ended September 30, 2017 compared to $35,803 for the nine months ended September 30, 2016. These decreases were due to the refocusing of the Company towards Cloud Television, television production and movie production.

(b)       General and Administrative Expenses

We had general and administrative expenses of $71,434 for the three months ended September 30, 2017 compared to $16,067,625 for the three months ended September 30, 2016, a decrease of $15,996,191 or approximately 99.6%. We had general and administrative expenses of $2,330,560 for the nine months ended September 30, 2017 compared to $21,749,750 for the nine months ended September 30, 2016, a decrease of $19,419,190 or approximately 89.3%. This principal reasons for the decrease during the three and nine months ended September 30, 2017 was due to the lower consulting fees in 2017 compared to 2016 which were paid by the issuance of common stock and stock options. The Company normally pays its consultants in shares of Company common stock or stock options. This amount paid to consults was much higher in 2016 as compared to 2017.

(c)       Interest and Financing Costs

We had interest and financing costs of $157,644 for the three months ended September 30, 2017 compared to $173,281 for the three months ended September 30, 2016, a decrease of $15,637 or approximately 9.0%. We had interest and financing costs of $906,765 for the nine months ended September 30, 2017 compared to $418,918 for the nine months ended September 30, 2016, an increase of $487,847 or approximately 116.5%. The decrease during the three months ended September 30, 2017 was due to fewer convertible notes issued during the three months ended September 30, 2017 compared to the same period in 2016 that resulted in lower financing costs. The increase during the nine months ended September 30, 2017 was due to the financing costs of $862,710 associated with the new convertible debentures entered into in 2017.

(d)       Net Loss

We had a net loss of $29,710 for the three months ended September 30, 2017 compared to $16,230,174 for the three months ended September 30, 2016, a decrease of $16,200,464 or approximately 99.8%. We had a net loss of $1,653,310 for the nine months ended September 30, 2017 compared to $24,307,922 for the nine months ended September 30, 2016, a decrease of $22,654,612 or approximately 93.2%. These decreases were due to factors described above.

Operating Activities

The net cash used in operating activities was $296,652 for the nine months ended September 30, 2017 compared to $187,176 for the nine months ended September 30, 2016, an increase of $109,476 or approximately 58.5%. This increase is attributed to many changes from period to period in our current assets and liabilities.

Financing Activities

Net cash provided by financing activities was $296,500 for the nine months ended September 30, 2017 compared to $209,678 for the nine months ended September 30, 2016, an increase of $86,822 or approximately 41.4%. This increase resulted primarily from obtaining new convertible notes during the period.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $20,345 and total current liabilities of $1,098,235, resulting in a working capital deficit of $1,077,890. The cash and cash equivalents were $1,345 as of September 30, 2017.

Whereas we have been successful in the past in raising capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on terms favorable to us. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or we may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on our business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

●	curtail operations significantly;
●	sell significant assets;
●	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or
●	explore other strategic alternatives including a merger or sale of the Company.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing stockholders.

Inflation

The impact of inflation on costs and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Off-Balance Sheet Arrangements

We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

Critical Accounting Policies

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: (a) use of estimates; (b) impairment of long-lived assets; and (c) derivative financial instruments. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results our reports in our financial statements.

(a)       Use of Estimates

The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)       Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. At December 31, 2015, we evaluated our long-lived assets and determined that they had been impaired and took a charge to earnings of $4,478,142. At December 31, 2016, we evaluated our long-lived assets and determined that no impairment was necessary.

(c)       Derivative Financial Instruments

We evaluate all of our agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, we use a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. Our only derivative financial instrument was an embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended September 30, 2017, lenders converted outstanding debt into a total of 1,604,722,153 shares of the Company’s Common Stock. The conversions reduced the aggregate outstanding debt owed to the lenders by $112,744.

These sales were made pursuant to Section 3(a)(9) under the Securities Act of 1933, as amended. The shares were issued only to each of the original note holders; the Company did not give any additional consideration to the note holders; the exchange was only offered to each individual note holder; and the Company did not pay any commission or remuneration for the solicitation of the exchange.

ITEM 5. OTHER INFORMATION.

On May 16, 2017, June 8, 2017, and July 11, 2017, the Company filed a Certificates of Change with the Nevada Secretary of State increasing its authorized shares of Common Stock from 1,000,000,000 to 2,000,000,000, from 2,000,000,000 to 5,000,000,000, and from 5,000,000,000 to 10,000,000,000 shares, respectively; however, the Company did not issue any additional shares of Common Stock in conjunction with the increases in authorized shares of Common Stock and did not receive shareholder consent approving the corporate action. Although the Company’s governing documents authorize the Company to increase its authorized shares of Common Stock without shareholder consent, outside legal counsel has informed the Company that it believes a corresponding share increase was required in order to comply with corporate statutes in regard to these transactions. If management determines that the increase in authorized shares of Common Stock was not properly effected in accordance with corporate statutes, the Company intends to cure the defective corporate action through a shareholder meeting as funds are available to the Company.

ITEM 6. EXHIBITS.

SEC Ref. No.	Title of Document
31.1	Rule 13a-14(a) Certification by Principal Executive and Financial Officer
32.1	Section 1350 Certification of Principal Executive and Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InCapta, Inc.

Dated: November 20, 2017	By:	/s/ Gregory Martin
Gregory Martin, President (Principal Executive Officer)

