Form 10-K
period 2017-12-31
InCapta, Inc.
filed 2018-06-14
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-29113

INCAPTA, INC.

(Exact Name of Company as Specified in its Charter)

Wyoming	47-3903460
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1876 Horse Creek Rd. Cheyenne, WY	82009
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (682) 229-7476

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act: Yes ☐ No ☒.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward- looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Indoor Harvest, Corp. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Incapta”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

Any industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

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

On December 21, 2017, we submitted Articles of Continuance to the State of Wyoming, which were accepted by the State of Wyoming on December 28, 2017, thereby completing a change of domicile (the “Action”) to Wyoming from Nevada by means of filing Articles of Continuance with the State of Wyoming and subsequently filing Articles of Dissolution with the State of Nevada. As part of the Action, the Company amended its Articles of Incorporation to increase its authorized capital to 25 Billion common shares and 10 Million Series A Preferred shares The Action was approved by unanimous consent of the board of directors and the written consent of the Company’s shareholder holding voting rights equal to 110% of the Company's issued and outstanding shares.

On April 4, 2018 an amendment was adopted and filed with the Wyoming Secretary of State to increase its number of authorized common shares from 25,000,000,000 to 50,000,000,000 shares.

On May 21, 2018 an amendment was adopted and filed with the Wyoming Secretary of State to increase its number of authorized common shares from 50,000,000,000 to 100,000,000,000 shares.

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

We have redirected our efforts toward the cloud television market and have launched two cloud television networks, World Drone Recreation Aviators (wdra.tv and wdra.club) and Leading Edge Radio Network (leadingedgeradio.tv). Each network develops its own channel(s) content and works with the Company to ensure that their viewers receive it. We continue development of our online movie channel which will feature video on demand and a 24 hour a day streaming internet TV station providing limited free content and a subscriber based business model along with potential revenue generating video on demand programming. The online news and video news bureau in association with Leading Edge Radio Network is advancing on schedule and completion is expected by year-end. Leading Edge Radio TV continues developing a venue for new and experienced radio and TV broadcasters to host their own programs via Internet TV and radio through Mancuso Martin Productions. Leading Edge Radio Network and Mancuso Martin Productions continue strategic partnership opportunities involving radio, Internet TV and movies with the Company. We have also entered into discussions with Mancuso Martin Productions for screenplay properties through its production division that include seven screenplays featuring suspense thrillers, horror, comedy, romance and sports themed movies.

We have also entered into preliminary discussions for the creation of a professional line of golf balls and golf equipment in order to facilitate long term objectives of the design of a professional line of golf balls, gloves, golf shoes and apparel which will be sold direct to consumer through a proprietary marketing program, eliminating the need for brick and mortar retailing and keeping the Company overhead low.

At the present time, the Company has one employee, who consists of the chief executive officer and a number of consultants retained to advise the Companies on changes in our target markets.

We have no revenues, we have incurred losses since inception and we have relied upon loans and the sale of our securities to fund operations. Assuming funding is available, we plan to develop, produce and market properties related to our core business strategy. We may interest other companies in our properties to either participate by means of joint venture agreements in the development of our properties or to finance and establish production of movie, television and entertainment product.

We maintain our registered agent’s office at 007 Agents, Inc., 204 East 3rd Avenue, Suite 1, Cheyenne, Wyoming 82001. Our business and administrative office is located at 1876 Horse Creek Road, Cheyenne, Wyoming 82001. Our telephone number is (682) 229-7476.

Recent Corporate Developments.

During the fiscal year ended on December 31, 2017, we experienced the following significant corporate developments:

1.	Effective May 24, 2017, Gregory Martin was appointed by John Fleming as a member of the Board of Directors and appointed to the offices of president, secretary and treasurer to replace John Fleming, who resigned those positions, as well as chief executive officer, on that date immediately following the appointments of Mr. Martin. Mr. Fleming’s resignation was not as a result of any disagreement with the Company or with its board on any matter relating to the Company’s operations, policies or practices.

2.	We submitted Articles of Continuance to the State of Wyoming on December 21, 2017, which were accepted by the State of Wyoming on December 28, 2017, thereby completing a change of domicile (the “Action”) to Wyoming from Nevada by means of filing Articles of Continuance with the State of Wyoming and subsequently filing Articles of Dissolution with the State of Nevada.

3.	On April 4, 2018 an amendment was adopted during a special meeting of the board of directors of InCapta, Inc. The board meeting was held in order for the Company to by unanimous vote, increase its number of authorized shares from 25,000,000,000 to 50,000,000,000 respectively in order to adequately increase future potential funding opportunities which would be more favorable to the shareholders and the Company.

4.	On May 21, 2018 an amendment was adopted during a special meeting of the board of directors of InCapta, Inc. The board meeting was held in order for the Company to by unanimous vote, increase its number of authorized shares from 50,000,000,000 to 100,000,000,000 respectively in order to adequately increase future potential funding opportunities which would be more favorable to the shareholders and the Company.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

The Company owns general office equipment valued at approximately $5,700 ($2,538 after depreciation). The Company acquired substantial assets as a result of the Acquisition Agreement, as set forth in Schedule 4.10 to this agreement. As of December 31, 2016, the assets were impaired to $0.

The Company formerly maintained an office at 1950 Fifth Avenue, Suite 100, San Diego, California 92101. The Company does not pay any monthly rent at this time for use of an office at the new address, 1876 Horse Creek Rd. Cheyenne, WY 82009, which is provided by its registered agent for the Company. These offices are currently adequate for the needs of the Company.

We own a 1971 Mustang rebuilt in connection with an agreement with the Car Flip Guys related to a pilot for a TV/internet series.

ITEM 3. LEGAL PROCEEDINGS.

There are no known legal or other proceedings against the Company that could at the time of submitting this registration statement have a materially adverse effect on the Company’s financial position or operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ended on December 31, 2017

	High	Low

Quarter Ended December 31, 2017	$0.0010	$0.0001
Quarter Ended September 30, 2017	$0.0014	$0.0001
Quarter Ended June 30, 2017	$0.0960	$0.0005
Quarter Ended March 31, 2017	$0.0950	$0.0750

Per Share Common Stock Bid Prices by Quarter

For the Fiscal Year Ending on December 31, 2016

	High	Low

Quarter Ended December 31, 2016	$1.65	$0.002
Quarter Ended September 30, 2016	$0.35	$0.055
Quarter Ended June 30, 2016	$0.99	$0.06
Quarter Ended March 31, 2016	$0.0001	$0.0001

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

Holders of Common Equity.

As of December 31, 2017, the Company had 469 stockholders of record of its common stock. The number of record holders was determined from the records of the Company’s transfer agent.  The number of record holders excludes any estimate of the number of beneficial owners of common shares held in street name

Dividends.

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

Equity Securities Sold Without Registration.

Anne Morrison was granted an option from the Company on August 8, 2016 under the Company’s 2016 Stock and Option Plan in payment for consulting services rendered by her to the Company. The Company’s board of directors approved this compensation (by unanimous written consent) on August 8, 2016. This option was exercised at $0.15 per share. The Company received $126,240 over a period of eight months as result of the exercise of this option. During the years ended December 31, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the years ended December 31, 2017, the Company issued shares of its common stock as follows:

-45,000,000 shares of common stock to consultants as compensation for services valued at $1,950,000. The value was based on the market price of the Company’s common stock at the date of issuance; and

-4,004,590,402 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of debt, accrued interest and fees and penalties associated with convertible debentures of $279,098, $11,870 and $30,700, respectively.

During the year ended December 31, 2016, the Company issued shares of its common stock as follows:

-1,001 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

-1,202 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

-2,317,304 shares of common stock for the conversion of $90,962 in debt;

-263 shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance;

-249 shares of common stock for the conversion of 0 shares of preferred stock;

-6,500,000 shares of common stock for the exercise of stock options;

-85,065 shares of common stock for the cashless exercise of warrants; and

-100,000,000 shares of common stock to Mr. John Fleming as compensation for services rendered valued at $100,000. The value approximates the value of the services rendered was based on the par value of the Company’s common stock.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations is based upon, and should be read in conjunction with, our unaudited financial statements and related notes included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations

Total Revenue

We had revenue of $3,347 for the year ended December 31, 2017 compared to $39,503 for the year ended December 31, 2016. These decreases were due to the refocusing of the Company towards Cloud Television, television production and movie production.

General and Administrative Expenses

We had general and administrative expenses of $2,541,642 for the year ended December 31, 2017 compared to $22,617,059 for the year ended December 31, 2016, a decrease of $20,075,417 or 88.8%. This principal reasons for the decrease during the year ended December 31, 2017 was due to the lower consulting fees in 2017 compared to 2016 which were paid by the issuance of common stock and stock options. The Company normally pays its consultants in shares of Company common stock or stock options. This amount paid to consults was much higher in 2016 as compared to 2017.

Interest and Financing Costs

We had interest and financing costs of $1,086,664 for the year ended December 31, 2017 compared to $519,275 for the year ended December 31, 2016, an increase of $567,389 or 109.3%. The increase during the year ended December 31, 2017 was due to the financing costs of $1,016,476 associated with the new convertible debentures entered into in 2017.

Net Loss

We had a net loss of $2,091,994 for the year ended December 31, 2017 compared to $26,683,847 for the year ended December 31, 2016, a decrease of $24,496,453 or 92.1%. These decreases were due to factors described above.

Operating Activities

The net cash used in operating activities was $350,276 for the year ended December 31, 2017 compared to $269,223 for the year ended December 31, 2016, an increase of $81,053 or approximately 30.1%. This increase is attributed to many changes from period to period in our current assets and liabilities.

Financing Activities

Net cash provided by financing activities was $349,500 for the year ended December 31, 2017 compared to $268,930 for the year ended December 31, 2016, an increase of $80,570 or 30.0%. This increase resulted primarily from obtaining new convertible notes during the period.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $7,721 and total current liabilities of $1,331,000, resulting in a working capital deficit of $1,323,279. The cash and cash equivalents were $721 as of December 31, 2017.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Audited financial statements as of and for the years ended December 31, 2017 and 2016 are presented in a separate section of this report following Item 15.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Consulting Agreement with Elainie Martin.

On January 15, 2018, Elanie Martin entered into a Consulting Services Agreement with the Company (see attached Exhibit 10.0). Under the agreement, Ms. Martin agrees to perform for the Company all necessary services required in connection with providing business operations services as vice-president, for a term of one year commencing on January 15, 2018. Ms. Martin will be paid the following amounts under this agreement: $3,000 monthly and 250,000,000 common shares which amount is considered fully earned and paid upon execution of the agreement to be paid pursuant to an S-8 Registration statement. In addition, for the introduction of any TV or film projects, Consultant is entitled to 5% of the entire project budget plus a 5% equity interest in the finished project.

Ms. Martin has extensive background in the areas of business operations, media, corporate communications and marketing. She is the wife of Gregory Martin our Chairman, President, Secretary and Treasurer.

As of this date the Company has not incurred any liability for referral of projects.

Monthly salary of Mrs. Martin is being accrued and delivery of the shares has not been made at this time.

Consulting Agreement with Ean Martin.

On January 15, 2018, the Company retained Ean Martin pursuant to a Consulting Agreement for a term of one year to provide non-exclusive corporate financial advisory services to the Company’s entertainment business affairs. Under the agreement, Consultant agrees to perform for the Company all necessary services required in connection with providing business operations services, for a term of one year commencing on January 15, 2018. Consultant will be paid the following amounts under this agreement: $3,000 monthly and 250,000,000 common shares which amount is considered fully earned and paid upon execution of this agreement to be paid pursuant to an S-8 Registration statement. In addition, for the introduction of any TV or film projects, Consultant is entitled to 5% of the entire project budget plus a 5% equity interest in the finished project.

Mr. Martin has extensive background in the areas of business operations and website design. He is the son of Gregory Martin our Chairman, President, Secretary and Treasurer.

As of this date the Company has not incurred any liability for referral of projects.

As of July 26, 2017, Mr. Martin was appointed as a Director of the company and receives no compensation for acting as a Director of the company.

Monthly salary of Mr. Martin is being accrued and delivery of the shares has not been made at this time.

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

Effective May 24, 2017, John Fleming, the Company’s sole board member, and chief executive officer, president, and secretary/treasurer of the Company, appointed Gregory Martin as a new member of the Company’s board of directors. Mr. Fleming then resigned from all positions with the Company. Mr. Martin was then appointed as the Company’s president, and secretary/treasurer.

Effective July 26, 2017, Ean Martin, son of Gregory Martin, was appointed to the board of Directors.

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

Gregory Martin, President/Secretary/Treasurer/Director.

Mr. Martin, age 56, has a long history of forming companies from concept to completion in the golf and entertainment fields. He is a former professional golfer who served as CEO of Triton Golf from 1998 until 2006. Mr. Martin has owned and operated Mancuso Martin Entertainment since January 2007, along with Hollywood actor, Nick Mancuso. From that time to the present, he has also owned and operated Leading Edge Radio Network, which operates three radio networks starting in 2014 (including the formats for all talk, oldies classic hits, and Christian hits from the 1970’s to 1990’s).

Mr. Martin and has entered into a Consulting Services Agreement with the Company (see attached Exhibit 10). Under this agreement, Mr. Martin agrees to perform for the Company all necessary services required in connection with providing business operations services as president, secretary and treasurer. Mr. Martin will be paid the following amounts under this agreement: $8,335 monthly, a total of 30,000,000 restricted shares of Company common stock at signing, and a monthly payment of $1,665 in restricted shares of Company common stock, based on the closing market price on the last day of the month, for one year from May 1, 2017, which amount is considered earned upon execution of this agreement.

Mr. Martin’s salary has accrued since day one of his employment and the $1665.00 in restricted monthly shares have also accrued since that time.

There is no family relationship between Mr. Martin and Mr. Fleming.

Ean Martin - Director.

Mr. Martin, age 19, has extensive business and web development experience. Mr. Martin has entered into a Consulting Services Agreement with the Company. Under this agreement, Mr. Martin agrees to perform for the company all necessary services required in connection with providing business and web development. Mr. Martin will be paid the following amounts under this agreement: $2,500.00 monthly and a total of 250,000,000 shares which have not been delivered. The salary has not been paid since inception of the agreement.

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

When evaluating director nominees, The Company considered the following factors:

-	The appropriate size of the board.
-	The Company’s needs with respect to the particular talents and experience of company directors.
-	Knowledge, skills and experience of prospective nominees, including experience in finance, administration.
-	Experience with accounting rules and practices.
-	The desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new board members.

The Company’s goal is to assemble a board that brings together a variety of perspectives and skills derived from high quality business and professional experience.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation.

The following table presents compensation information for the years ended December 31, 2017, 2016, and 2015 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Award(s) ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compen-sation ($) (i)	Total ($) (j)
John Fleming, CEO (1)	2017	$--	--	$100,000	--	--	--	--	$100,000
	2016	$23,000	--	$39,162	--	--	--	--	$62,167
	2015	$5,625	--	--	--	--	--	--	$5,625
Gregory Martin(2)	2017	$66,664	--	$44,120	--	--	--	--	$110,784

(1)	Mr. Fleming was appointed chief executive officer and a director on August 15, 2014. He was awarded 100,000,000 common shares for services rendered to the Company valued at $100,000 based upon the par value of the common stock.
(2)	Mr. Martin was appointed director and president and secretary/treasurer effective May 24, 2017. He is entitled to a monthly salary of $8,333 per month, and accrues the right to $1,665 in common shares per month, and was also awarded 30,000,000 shares as a bonus for accepting the positions to which he was appointed.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

 The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of December 31, 2017 (4,161,506,596 (1) issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all of the current directors and executive officers of the Company as a group:

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	No shareholder is beneficial owner of more than 5%	None	None	%
Common Stock	Shares of all directors and executive officers as a group (1 person)	30,000,000	Less than 1%

(1)	This amount, post 3,000 to 1 reverse split effective on April 27, 2015 and post reverse 19,000 to 1 reverse split effective on August 8, 2016, includes shares issued for purposes of rounding.

(2)	Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. Except as set forth below, none of these individuals holds any convertible securities.

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

Equity Compensation Plan Information December 31, 2017

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

Starting January, 1 2015 Mr. Fleming accrued a consulting fee of $1,500 a month until the Company puts a formal contract in place. As of December 31, 2015, there is a balance of $6,305 in accounts payable. There is no written agreement for this consulting fee.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by Anton & Chia, LLP for the audit of the Company’s annual financial statements, and review of interim unaudited financial statements: 2017: $51,450; 2016: $47,000.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $25,000.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the accounting firm, other than the services reported above: $0.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are being filed as a part of this report on Form 10-K:

(a) Audited financial statements as of and for the years ended December 31, 2017 and 2016; and

(b) Those exhibits required by Item 601 of Regulation S-K (included or incorporated by reference in this document are set forth in the Exhibit Index).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Incapta, Inc

Opinion on the Financial Statements

We have audited the accompanying statement of financial position of Incapta, Inc (the “Company”) as of December 31, 2017 and 2016, the related statements of loss, stockholders’ deficit and cash flows for each of the two year period ended December 31, 2017, and the related notes (collectively, the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

We have served as the Company’s auditor since 2015.

Newport Beach, California May 31, 2018

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS

Current Assets:
Cash	$721	$1,497
Accounts receivable	-	7,590
Other current assets	7,000
Total current assets	7,721	9,087

Other assets:
Furniture and equipment	706	2,538
Total assets	$8,427	$11,625

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$383,119	$209,560
Accrued interest	100,001	41,683
Accrued compensation - officer	53,333	-
Due to former officer	49,024	40,320
Convertible notes payable - related party	59,599	59,599
Convertible notes payable, net of discount of $66,217 and $80,796	202,171	34,699
Loan payable	25,000	25,000
Derivative liability	458,753	1,559,428
Total current liabilities	1,331,000	1,970,289

Stockholders' deficit
Common stock, $0.001 par value; 10,000,000,000 shares authorized, 4,161,506,596 and 111,916,194 shares issued and outstanding (1)	4,161,507	111,916
Series B common stock, $0.001 par value, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1 and 1 shares issued and outstanding (2)	-	-
Additional paid-in capital	132,289,715	134,459,981
Stock subscription receivable	-	(848,760)
Accumulated deficit	(137,773,795)	(135,681,801)
Total stockholders' deficit	(1,322,573)	(1,958,664)
Total liabilities and stockholder's deficit	$8,427	$11,625

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.
(2)	The number of issued and outstanding shares of preferred stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Net sales	$3,347	$39,503

Costs and expenses:
General and administrative	2,541,642	22,617,059
Acquisition contingency	-	2,280,331
Total costs and expenses	2,541,642	24,897,390
Loss from operations	(2,538,295)	(24,857,887)

Other income (expense)
Interest and financing costs	(1,086,664)	(519,275)
Change in fair value of derivative liability	1,532,965	(1,211,285)
Total other income (expense)	446,301	(1,730,560)

Loss before provision for income taxes	(2,091,994)	(26,588,447)

Provision for income taxes	-	-

Net loss	(2,091,994)	(26,588,447)

Preferred stock dividend	-	95,400

Net loss attributed to common stockholders	$(2,091,994)	$(26,683,847)

Weighted average shares outstanding (1):
Basic	1,255,871,100	42,461,443
Diluted	1,255,871,100	42,461,443

Loss per share
Basic	$(0.00)	$(0.63)
Diluted	$(0.00)	$(0.63)

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

								Total
	Common		Preferred		Additional	Stock		Stockholders'
	Stock		Stock		Paid-in	Subscription	Accumulated	Equity/
	Shares (1)	Amount	Shares (2)	Amount	Capital	Receivable	Deficit	(Deficit)
Balance, December 31, 2015	3,809	$4	1	$-	$110,321,088	$-	$(109,093,354)	$1,227,738

Rounding adjustment of reverse split	7,301	8			(8)			-
Shares issued for services	103,001,001	103,001			4,677,652			4,780,653
Shares issued for acquisition contingency	1,202	1			2,280,330			2,280,331
Shares issued for debt conversions	2,317,304	2,317			88,645			90,962
Shares issued for financing costs	263	-			10,500			10,500
Shares issued for conversion of preferred stock	249	-			-			-
Shares issued for exercise of stock options	6,500,000	6,500			968,500	(975,000)		-
Cashless exercise of warrant	85,065	85			(85)			-
Fair value of stock options					15,925,010			15,925,010
Fair value of benefical conversion feature of debt repaid/converted					188,349			188,349
Payment of stock subscription receivable						126,240		126,240

Net loss							(26,588,447)	(26,588,447)

Balance, December 31, 2016	111,916,194	111,916	1	-	134,459,981	(848,760)	(135,681,801)	(1,958,664)

Returned shares	(415,749)	(416)			416			-
Shares issued for services	45,000,000	45,000			1,905,000			1,950,000
Shares issued for debt conversions, accrued interest and fees	4,005,006,151	4,005,007			(3,680,339)			324,668
Fair value of benefical conversion feature of debt repaid/converted					453,417			453,417
Write off of stock subscription receivable					(848,760)	848,760		-

Net loss							(2,091,994)	(2,091,994)

Balance, December 31, 2017	4,161,506,596	$4,161,507	1	$-	$132,289,715	$-	$(137,773,795)	$(1,322,573)

(1)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 3,000 to 1 reverse split of the Company’s common stock that was effective on April 27, 2015, and after a 19,000 to 1 reverse stock split effective on August 8, 2016.
(2)	The number of issued and outstanding shares of common stock reflects the amount immediately after a 4,700 to 1 reverse split of the Company’s common stock that was effective on August 8, 2016.

The accompanying notes are an integral part of these consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016

OPERATING ACTIVITIES:
Net loss	$(2,091,994)	$(26,588,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,832	1,832
Common stock issued for services	1,950,000	4,780,653
Common stock issued for acquistion contingency	-	2,280,331
Financing costs	633,148	245,228
Amortization of debt discounts	383,329	206,602
Change in value of derivative liability	(1,532,965)	1,211,285
Fair value of stock options	-	15,925,010
Change in current assets and liabilities:
Accounts receivable	7,590	(7,590)
Prepaid consulting fees	-	1,384,137
Other current assets	(7,000)	-
Accounts payable	173,559	262,072
Accrued interest	70,188	29,664
Accrued compensation - officer	53,333	-
Due to officer	8,704	-
Net cash used in operating activities	(350,276)	(269,223)

FINANCING ACTIVITIES:
Proceeds from stock subscription receivable	-	126,240
Proceeds from convertible notes payable	349,500	200,627
Repayment of due to officer	-	(598)
Repayment of convertible notes payable	-	(57,339)
Net cash provided by financing activities	349,500	268,930

NET DECREASE IN CASH	(776)	(293)

CASH, BEGINNING BALANCE	1,497	1,790

CASH, ENDING BALANCE	$721	$1,497

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Beneficial conversion feature	$885,707	$486,216
Common stock issued for debt, accrued interest and fees	$324,668	$90,962
Debt issued for accounts payable	$-	$50,861
Penalties and fees added to convertible note	$63,241	$-
Fair value of benefical conversion feature of debt repaid/converted	$453,417	$-
Common stock issued for financing costs	$-	$10,500

The accompanying notes are an integral part of these consolidated financial statements.

INCAPTA, INC.

(formerly known as TBC Global News Network, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1 – NATURE OF BUSINESS

Incapta, Inc. (“the Company”) has redirected its efforts toward the cloud television market and has launched two cloud television networks, World Drone Recreation Aviators (wdra.tv and wdra.club) and Leading Edge Radio Network (leadingedgeradio.tv). Each network develops its own channel(s) content and works with the Company to ensure that their viewers receive it. The Company continues development of its online movie channel which will feature video on demand and a 24 hour a day streaming internet TV station providing limited free content and a subscriber based business model along with potential revenue generating video on demand programming. The online news and video news bureau in association with Leading Edge Radio Network is advancing on schedule and completion is expected by year-end. Leading Edge Radio TV continues developing a venue for new and experienced radio and TV broadcasters to host their own programs via Internet TV and radio through Mancuso Martin Productions. Leading Edge Radio Network and Mancuso Martin Productions continue strategic partnership opportunities involving radio, Internet TV and movies with the Company. The Company has also entered into discussions with Mancuso Martin Productions for screenplay properties through its production division that include seven screenplays featuring suspense thrillers, horror, comedy, romance and sports themed movies. The Company has entered into preliminary discussions for the creation of a professional line of golf balls and golf equipment in order to facilitate long term objectives of the design of a professional line of golf balls, gloves, golf shoes and apparel which will be sold direct to consumer through a proprietary marketing program, eliminating the need for brick and mortar retailing and keeping the Company overhead low.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of December 31, 2017 and 2016, there were no cash equivalents except cash of $721 and $1,497, respectively.

Stock Subscription Receivable

During the year ended December 31, 2016, the holder of 6,500,000 stock options exercised those options and the Company recorded a receivable in the amount of $975,000. The remaining balance of $848,760 is recorded as a stock subscription receivable and is presented in the accompanying financial statements as a contra-equity account. During the years ended December 31, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. No impairment charge was taken during the years ended December 31, 2017 or 2016.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed by dividing the weighted-average number of outstanding shares of common stock, including any potential common shares outstanding during the period, when the potential shares are dilutive. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. During the years ended December 31, 2017 and 2016, there were $327,987 and $175,094, respectively, of convertible debentures that were convertible into 5,827,838,308 and 1,761,882 shares of common shares that excluded since to their effect is anti-dilutive as a result of the net losses incurred during the periods.

Stock-Based Compensation

Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by ASC Topic 718, “Share-Based Payment.”

Derivative Financial Instruments

The Company evaluates all of its agreements to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. For stock-based derivative financial instruments, the Company uses a weighted average Black-Scholes-Merton option-pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date. As of December 31, 2017 and 2016, the Company’s only derivative financial instrument were embedded conversion feature associated with convertible debentures due to certain provisions that allow for a change in the conversion price and a warrant that to contains certain provisions that allow for a change in the exercise price if securities are issued at a price per share below the exercise price.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017 and 2016.

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

At December 31, 2017 and 2016, the Company identified the following liability that is required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2017
Description	2017	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$458,753	$-	$458,753	$-

Total	$458,753	$-	$458,753	$-

	Fair Value As of	Fair Value Measurements at
	December 31,	December 31, 2016
Description	2016	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Derivative liability - conversion feature	$1,559,428	$-	$1,559,428	$-

Total	$1,559,428	$-	$1,559,428	$-

Recent Pronouncements.

In January 2017, the FASB issued an Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this accounting standard update.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for targeted changes with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its statements of cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. Entities will be able to transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company has evaluated the impact of ASU 2014-09 on the Company's financial statements and disclosures does not believe the impact will be material. The Company will adopt this ASU beginning on January 1, 2018 and will use the prospective method of adoption.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

Convertible notes payable at December 31, 2017 and December 31, 2016 consist of the following:

	2017	2016
Convertible notes to stockholder due on various dates through August 24, 2016; interest at 4%; convertible in shares of common stock at 90% of the Company's stock price at date of conversion. (in default at December 31, 2016)	$59,599	$59,599
Convertible note to investor due on September 22, 2017; interest at 10%; included an original issue discount of $7,245; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	10,146	56,750
Convertible note to investor due on July 3, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	12,739	58,745
Convertible note to investor due on January 11, 2017; interest at 12%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	44,430	-
Convertible note to investor due on January 12, 2017; interest at 6%; convertible in shares of common stock at 55% of the Company's stock price at date of conversion.	24,733	-
Convertible note to investor due on February 15, 2017; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	23,590	-
Convertible note to investor due on February 20, 2017; interest at 10%; convertible in shares of common stock at 50% of the Company's stock price at date of conversion.	56,750	-
Convertible note to investor due on March 15, 2018; interest at 12%; convertible in shares of common stock at 58% of the Company's stock price at date of conversion.	23,000	-
Convertible note to investor due on May 17, 2018; interest at 12%; convertible in shares of common stock at 51% of the Company's stock price at date of conversion.	20,000	-
Convertible note to investor due on August 10, 2018; interest at 12%; convertible in shares of common stock at 51% of the Company's stock price at date of conversion.	53,000	-
	327,987	175,094
Less debt discount	(66,217)	(80,796)
Convertible notes, net of discount	$261,770	$94,298

Convertible notes payable - related party	$59,599	$59,599
Less debt discount	0	0
Convertible notes - related party, net of discount	$59,599	$59,599

Convertible notes payable - unrelated parties	$268,388	$115,495
Less debt discount	(66,217)	(80,796)
Convertible notes - unrelated parties, net of discount	$202,171	$34,699

During the years ended December 31, 2017, the Company issued convertible notes in the aggregate principal amount of $368,750, with original issue discounts of $19,250. Due to the variable conversion price associated with these convertible notes, the Company has determined that the conversion feature is considered derivative liabilities. The embedded conversion feature was initially calculated to be $885,707, which is recorded as a derivative liability as of the date of issuance. The derivative liability was first recorded as a debt discount up to the face amount of the convertible notes of $368,750, with the remainder being charge as a financing cost during the period. The debt discount is being amortized over the terms of the convertible notes.

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

The Company recognized interest expense of $383,329 and $206,602, respectively, during the years ended December 31, 2017 and 2016 related to the amortization of the debt discount.

A rollfoward of the convertible notes payable from December 31, 2015 to December 31, 2017 is below:

Convertible notes payable, December 31, 2015	$31,325
Issued for cash	143,288
Issued for original issue discount	16,023
Conversion of accounts payable to convertible note	50,861
Conversion into common stock	(86,290)
Debt discount related to new convertible notes	(267,511)
Amortization of debt discounts during the period	206,602
Convertible notes payable, December 31, 2016	94,298
Issued for cash	349,500
Issued for original issue discount	19,250
Penalties added to convertible notes payable balance	63,241
Conversion into common stock	(279,098)
Debt discount related to new convertible notes	(368,750)
Amortization of debt discounts during the period	383,329
Convertible notes payable, December 31, 2017	$261,770

NOTE 4 – SHORT TERM NOTE

On March 17, 2015, the Company entered into a promissory note with Peter Lambert for a loan of $25,000 that became due on June 15, 2015. The loan carries an interest at the rate of $55 per day. On June 12, 2015, the parties amended this promissory note so that the loan was extended and will accrue interest at $55 per day until this note is paid in full. As of December 31, 2017 and 2016, there was $56,259 and $36,184 interest accrued on the loan respectively.

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

The Company uses a weighted average Black-Scholes-Merton option-pricing model with the following assumptions to measure the fair value of derivative liability at December 31, 2017 and 2016:

	2017	2016
Stock price	$0.0001	$0.92
Risk free rate	1.24%	0.85%
Volatility	670%	670%
Conversion price	$0.00005–0.00009	$0.038-.083
Dividend rate	0%	0%
Term (years)	0.01 to 0.86	0.01 to 0.73

The following table represents the Company’s derivative liability activity for the two year periods ended December 31, 2017:

Derivative liability balance, December 31, 2015	$50,276
Issuance of derivative liability during the period ended December 31, 2016	486,216
Underlying security converted into common stock	(188,349)
Change in derivative liability during the period ended December 31, 2016	1,211,285
Derivative liability balance, December 31, 2016	1,559,428
Issuance of derivative liability during the period	885,707
Underlying security converted into common stock	(453,417)
Change in derivative liability during the period	(1,532,965)
Derivative liability balance, December 31, 2017	$458,753

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, the Company’s CEO (former CEO at December 31, 2017), Mr. Fleming, has a balance of $49,024 and $40,320, respectively, owed to him under “due to officers” for the transfer of assets, consulting fees and various out of pocket expenses.

On February 5, 2016, the Company issued 1,184 restricted shares of common stock in connection with the September 3, 2015 acquisition agreement to Team AJ, LLC.

As various times between August 5, 2015 and December 31, 2016, Mr. Acunto loaned the Company a total of $64,589 (which is set forth in convertible note payable). These notes bear interest at the rate of 4% per annum; $2,510 in interest has been accrued on these notes as of December 31, 2016. During the year ended December 31, 2016, $4,990 of these loans were repaid. The principal amount outstanding at December 31, 2017 and 2016 was $59,559.

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $137,773,795 as of December 31, 2017. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 – COMMON STOCK

Anne Morrison was granted an option from the Company on August 8, 2016 under the Company’s 2016 Stock and Option Plan in payment for consulting services rendered by her to the Company. The Company’s board of directors approved this compensation (by unanimous written consent) on August 8, 2016. This option was exercised at $0.15 per share. The Company received $126,240 over a period of eight months as result of the exercise of this option. During the years ended December 31, 2017, the Company determined that the remaining balance of $848,670 was not collectible and wrote off the entire balance to additional paid in capital as this is deemed to be a capital transaction.

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the years ended December 31, 2017, the Company issued shares of its common stock as follows:

●	45,000,000 shares of common stock to consultants as compensation for services valued at $1,950,000. The value was based on the market price of the Company’s common stock at the date of issuance; and

●	4,004,590,402 (net of 415,749 shares canceled due to excess shares issued in 2016 related to a debt conversion) shares of common stock for the conversion of debt, accrued interest and fees and penalties associated with convertible debentures of $279,098, $11,870 and $30,700, respectively.

During the year ended December 31, 2016, the Company issued shares of its common stock as follows:

●	1,001 shares of common stock to consultants as compensation for services valued at $3,975,653. The value was based on the market price of the Company’s common stock at the date of issuance;

●	1,202 shares of common stock under the September 3, 2015 acquisition agreement valued at $2,280,331. The value was based on the market price of the Company’s common stock at the date of issuance;

●	2,317,304 shares of common stock for the conversion of $90,962 in debt;

●	263 shares of common stock for financing costs valued at $10,500. The value was based on the market price of the Company’s common stock at the date of issuance;

●	249 shares of common stock for the conversion of 0 shares of preferred stock;

●	6,500,000 shares of common stock for the exercise of stock options;

●	85,065 shares of common stock for the cashless exercise of warrants; and

●	100,000,000 shares of common stock to Mr. John Fleming as compensation for services rendered valued at $100,000. The value approximates the value of the services rendered was based on the par value of the Company’s common stock.

NOTE 9 – OPTIONS

Options

The following is a summary of stock option activity:

Weighted
Average
	Options	Exercise
	Outstanding	Price
Outstanding, December 31, 2015	-
Granted	6,500,000	$0.15
Forfeited	-
Exercised	(6,500,000)	0.15
Outstanding, December 31, 2016	-
Granted	-
Forfeited	-
Exercised	-
Outstanding, December 31, 2017	-
Exercisable, December 31, 2016	-

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

InCapta, Inc.

Dated:	By:	/s/ Gregory Martin
Gregory Martin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gregory Martin	President/Chief Executive Officer/	June 13, 2018
Gregory Martin	Secretary/Treasurer/Director

20

EXHIBIT INDEX

Number	Description

2.1	Agreement and Plan of Merger between the Company and Syconet.com, Inc., a Delaware corporation, dated December 1, 2001 (incorporated by reference to Exhibit 2.1 of the Form 10 filed on October 7, 2015).

2.2	Purchase and Sale Agreement between the Company, on the one hand, and Sterling Yacht Sales, Inc., Glenn W. McMachen, Sr., and Arlene McMachen , on the other hand, dated March 19, 2010 (incorporated by reference to Exhibit 2.2 of the Form 10 filed on October 7, 2015).

2.3	Acquisition Agreement between the Company, on the one hand, and John Fleming, John Swartz, Team AJ, LLC, and Chasin, LLC, on the other hand, dated September 3, 2015 (including Exhibit A (Option); Exhibit B-1 (Stock Option Agreement); Exhibit B-2 (Stock Option Agreement); Exhibit C (Amended Certificate of Designation); Exhibit D (Design and License Agreement); Exhibit E (Registration Rights Agreement); Schedule 1.3 (Excluded Assets); Schedule 2.1 (Excluded Applications); Schedule 4.6 (Capitalization of GameCo. Companies); Schedule 4.10 (Assets of GameCo. Companies); Schedule 4.13 (Material Contracts of GameCo. Companies); Schedule 4.16 (Employees and Compensation Plans); Schedule 5.6 (Capitalization of Play Celebrity); Schedule 5.10 (All Assets, Tangible and Intangible, of Play Celebrity); Schedule 5.13 (Material Contracts); Schedule 5.16 (Employees and Compensation Plans); Schedule 6.8(a); Schedule 6.8(b); Schedule 6.8(c); Schedule 6.11 (All Assets, Tangible and Intangible, of InCapta); Schedule 6.13 (Material Contracts); Schedule 6.16 (Employees and Compensation Plans) (incorporated by reference to Exhibit 2.3 of the Form 10 filed on October 7, 2015).

3.1	Articles of Incorporation, dated December 19, 2001 (incorporated by reference to Exhibit 3.1 of the Form 10 filed on October 7, 2015).

3.2	Certificate of Amendment to Articles of Incorporation, dated November 21, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10 filed on October 7, 2015).

3.3	Certificate of Amendment to Articles of Incorporation, dated March 5, 2003 (incorporated by reference to Exhibit 3.3 of the Form 10 filed on October 7, 2015).

3.4	Certificate of Amendment to Articles of Incorporation, dated July 11, 2003 (incorporated by reference to Exhibit 3.4 of the Form 10 filed on October 7, 2015).

3.5	Certificate of Amendment to Articles of Incorporation, dated January 26, 2004 (incorporated by reference to Exhibit 3.5 of the Form 10 filed on October 7, 2015).

3.6	Certificate of Amendment to Articles of Incorporation, dated December 16, 2004 (incorporated by reference to Exhibit 3.6 of the Form 10 filed on October 7, 2015).

3.7	Certificate of Amendment to Articles of Incorporation, dated July 19, 2005 (incorporated by reference to Exhibit 3.7 of the Form 10 filed on October 7, 2015).

3.8	Certificate of Amendment to Articles of Incorporation, dated March 21, 2006 (incorporated by reference to Exhibit 3.8 of the Form 10 filed on October 7, 2015).

3.9	Certificate of Amendment to Articles of Incorporation, dated December 10, 2007 (incorporated by reference to Exhibit 3.9 of the Form 10 filed on October 7, 2015).

3.10	Certificate of Amendment to Articles of Incorporation, dated May 7, 2009 (incorporated by reference to Exhibit 3.10 of the Form 10 filed on October 7, 2015).

3.11	Certificate of Amendment to Articles of Incorporation, dated October 21, 2015 (incorporated by reference to Exhibit 3.11 of the Form 10/A filed on November 4, 2015).

3.12	Certificate of Amendment to Articles of Incorporation, dated December 21, 2015 (incorporated by reference to Exhibit 3.12 of the Form 10-K filed on June 8, 2016).

3.13	Bylaws (incorporated by reference to Exhibit 3.11 of the Form 10 filed on October 7, 2015).

4.1	Certificate of Designation (Series A Convertible Preferred Stock), dated April 23, 2008 (incorporated by reference to Exhibit 4.1 of the Form 10 filed on October 7, 2015).

4.2	Amended Certificate of Designation (Series A Convertible Preferred Stock), dated September 9, 2015 (incorporated by reference to Exhibit C of Exhibit 2.3 of the Form 10 filed on October 7, 2015).

21

10.1	Promissory Note issued by the Company to Peter Lambert, dated March 17, 2015 (incorporated by reference to Exhibit 10.1 of the Form 10 filed on October 7, 2015).

10.2	First Amendment to Promissory Note issued by the Company to Peter Lambert, dated June 12, 2015 (incorporated by reference to Exhibit 10.2 of the Form 10 filed on October 7, 2015).

10.3	Developer Agreement between Inner Four, Inc., Stimulating Software, LLC and Play Celebrity, Inc., and Apple, Inc., dated December 15, 2008 (Inner Four), November 7, 2014 (Stimulating Software), and October 12, 2015 (Play Celebrity) (incorporated by reference to Exhibit 10.3 of the Form 10/A filed on November 4, 2015).

10.4	Developer Distribution Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Google, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.4 of the Form 10/A filed on November 4, 2015).

10.5	App Distribution and Services Agreement between Inner Four, Inc. and Stimulating Software, LLC, and Amazon Digital Services, Inc., Amazon Media EU S.a.r.l., Amazon Services International, Inc., Amazon Servicos de Varejo do Brasil Ltda., Amazon.com Int’l Sales, Inc., and Amazon Australia Services, Inc., dated December 15, 2008 (Inner Four) and November 7, 2014 (Stimulating Software) (incorporated by reference to Exhibit 10.5 of the Form 10/A filed on November 4, 2015).

10.6	Consulting Services Agreement between the Company and John Swartz, dated September 1, 2015 (incorporated by reference to Exhibit 10.6 of the Form 10/A filed on December 4, 2015).

10.7	Consulting Services Agreement between the Company and Chad Antonson, dated November 1, 2015 (incorporated by reference to Exhibit 10.7 of the Form 10/A filed on December 4, 2015).

10.8	Blanket Marketing and Artists Participation Agreement between Celebrity Games Corp. (now known as Play Celebrity Games, Inc.), and Celebrity Games Software, LLC (now known as Stimulating Software, LLC), and TopFan, dated April 30, 2015 (incorporated by reference to Exhibit 10.8 of the Form 10/A filed on December 4, 2015).

10.9	Artist Participation Agreement between Play Celebrity Games, Inc. and Stimulating Software, LLC, and Marcus Cooper, dated July 28, 2015 (incorporated by reference to Exhibit 10.9 of the Form 10/A filed on December 4, 2015).

10.10	Securities Purchase Agreement between the Company and JMJ Financial, dated February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Form 10-K filed on June 8, 2016).

10.11	Convertible Promissory Note issued by the Company to JMJ Financial, dated February 23, 2016 (incorporated by reference to Exhibit 10.11 of the Form 10-K filed on June 8, 2016).

10.12	Common Stock Purchase Warrant issued to JMJ Financial by the Company, dated February 24, 2016 (incorporated by reference to Exhibit 10.12 of the Form 10-K filed on June 8, 2016).

10.13	Securities Purchase Agreement between the Company and EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.13 of the Form 10-K filed on June 8, 2016).

10.14	10% Convertible Note issued by the Company to EMA Financial, LLC, dated February 11, 2016 (incorporated by reference to Exhibit 10.14 of the Form 10-K filed on June 8, 2016).

10.15	Settlement Agreement and Stipulation between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 9, 2016).

10.16	Form of Claim Purchase Agreement between the Company and Rockwell Capital Partners, Inc., dated May 31, 2016 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 9, 2016)

31	Rule 13a-14(a)/15d-14(a) Certification of Gregory Martin (filed herewith).

32	Section 1350 Certification of Gregory Martin (filed herewith).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

22