Form 10-Q
period 2018-03-31
FrankSpeech Network, Inc.
filed 2025-02-27
CIK 1099234

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 000-29113

FRANKSPEECH NETWORK, INC.

(Exact Name of Company as Specified in its Charter)

Wyoming	47-3903460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1876 Horse Creek Rd	82009
(Address of Principal Executive Offices)	(Zip Code)

(307) 316-4007

(Company’s Telephone Number)

INCAPTA, INC.

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days: Yes ☒   No ☐.

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐  No ☒.

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

As of March 31, 2018, the Company had 4,411,506,596 shares of common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

FRANKSPEECH NETWORK, INC.

(formerly known as INCAPTA, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets:
Cash	$108	$721
Accounts Receivable	-	7,000
Total current assets	108	7,721

Other assets:
Furniture and equipment	-	706
Total assets	$108	$8,427

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$16,974	$383,119
Accrued interest	81,313	100,001
Due to officer	967,897	102,357
Convertible notes payable-related party	-	59,599
Convertible notes payable	388,245	202,171
Loan payable	-	25,000
Derivative liability	-	458,753
Total current liabilities	1,454,429	1,331,000

Stockholders’ deficit
Common stock, $.001 par value; 100,000,000,000 and 10,000,000,000 shares authorized, 5,885,215,492 and 4,161,506,596 shares issued and outstanding, respectively	5,885,215	4,161,507
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Additional paid in capital	130,620,480	132,289,715
Accumulated deficit	(137,960,016)	(137,773,795)
Total stockholders’ deficit	(1,454,321)	(1,322,573)
Total liabilities and stockholders’ deficit	$108	$8,427

FRANKSPEECH NETWORK, INC.

(formerly known as INCAPTA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Year Ending December 31,	Three Months Ended March 31,
	2018	2017

Net Sales	$1,400	$17

Costs and Expenses:
General and Administrative	187,621	1,993,177
Total Costs and expenses	187,621	1,993,177

Loss from operations	(186,221)	(1,993,160)

Other Income (expense)
Interest and Financing Costs	(81,313)	(567,286)
Change in value of derivative liability	-	1,441,947
Total other income (expense)	(81,313)	874,661

Loss before provision for income taxes	(267,534)	(1,118,499)

Provision for income taxes	-	-
Net Loss	(267,532)	(1,118,499)

Net loss attributed to common shareholders	$(267,532)	$(1,118,499)

Basic and diluted loss per share	$(.01)	$(.01)

Weighted average number of shares outstanding	5,885,215,492	124,956,753

FRANKSPEECH NETWORK, INC.

(formerly known as INCAPTA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended December 31,	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net Loss	$(267,532)	$(1,118,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	458
Common stock issued for services	172,371	1,800,000
Financing Costs	735	450,348
Amortization of debt discounts	-	104,109
Change in value of derivative liability	-	(1,441,947)
Change in current assets and liabilities
Accounts receivable	-	7,590
Prepaid consulting fees	-	(36,000)
Accounts payable	-	16,502
Accrued interest	81,313	12,828
Due to officer	-	(20,696)
Net cash used in operating activities	(13,113)	(225,307)

Cash flows from financing activities:
Proceeds from convertible notes payable or loan payable	12,500	253,500
Net cash provided by financing activities		253,500

Net increase in cash	(613)	28,193

Cash at beginning of period	721	1,497
Cash at end of period	108	29,690

Supplemental disclosure of non-cash financing activities
Beneficial conversion feature	-	703,848
Common stock issued for debt	-	26,250

FRANKSPEECH NETWORK, INC.

(formerly known as INCAPTA, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF BUSINESS

As of March 31, 2018, FrankSpeech Network, Inc. (formerly known as Incapta, Inc.) (“the Company”) redirected its efforts toward the cloud television market and has launched two cloud television networks, World Drone Recreation Aviators (wdra.tv and wdra.club) and LeadingEdge Radio Network (leadingedgeradio.tv). Each network develops its own channel(s) content and works with the Company to ensure that their viewers receive it. The Company continues development of its online movie channel which will feature video on demand and a 24 hour a day streaming internet TV station providing limited free content and a subscriber-based business model along with potential revenue generating video on demand programming. The online news and video news bureau in association with Leading Edge Radio Network is advancing on schedule and completion is expected by year-end. Leading Edge Radio TV continues developing a venue for new and experienced radio and TV broadcasters to host their own programs via Internet TV and radio through Mancuso Martin Productions. Leading Edge Radio Network and Mancuso Martin Productions continue strategic partnership opportunities involving radio, Internet TV and movies with the Company. The Company has also entered into discussions with Mancuso Martin Productions for screenplay properties through its production division that include seven screenplays featuring suspense thrillers, horror, comedy, romance and sports themed movies.

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

Cash and Cash Equivalents

The Company maintains cash balances in non-interest-bearing accounts that currently do not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of year or less are considered to be cash equivalents. As of December 31, 2018 and 2017, there were no cash equivalents except cash of $108 and $721, respectively.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. No impairment charge was taken during the year ending December 31, 2018.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

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

At December 31, 2018, the Company identified no liability that is required to be presented on the balance sheet at fair value.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) . ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is in the process of evaluating the impact of this accounting standard update on its financial statements.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE, INCLUDING RELATED PARTY

During the year ended December 31, 2018, the Company did not issue any new convertible notes. During the years ended December 31, 2017, the Company issued convertible notes in the aggregate principal amount of $272,750. During the year ended December 31, 2016, the Company issued convertible notes in the aggregate principal amount of $115,495.

The Company recognized $81,313 of interest expense for year ending December 31, 2018.

NOTE 4 – GOING CONCERN

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

The Company’s activities to date have been supported by debt and equity financing. It has sustained losses in all previous reporting periods with an accumulated deficit of $137,960,016 as of December 31, 2018. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 5 – COMMON STOCK

On April 27, 2015, the Company completed a 3,000 to 1 reverse split of its issued and outstanding shares of common stock and on August 8, 2016 completed a 19,000 to 1 reverse split of its issued and outstanding shares of common stock. All shares and per share information in the accompanying financial statements has been retroactively restated to reflect these two reverse stock splits.

During the year ended December 31, 2018, the Company issued shares of its common stock as follows:

1,723,708,896 shares of common stock to consultants as compensation for services valued at $172,371. The value was based on the market price of the Company’s common stock at the date of issuance.

Other than 250,000,000 shares issued to Sherry Harden on March 15, 2018, there were no shares issued in the period ended March 31, 2018.

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

The Company continues development of its online movie channel which will feature video on demand and a 24 hour a day streaming internet TV station providing limited free content and a subscriber-based business model along with potential revenue generating video on demand programming.

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

The Company currently is developing a weekly television show, “The Car Flip Guys” and two of seven online full-length movies mentioned above. We expect to first air “The Car Flip Guys” during the end of the second quarter or beginning of the third quarter of 2017. The Company has continued the development of new shows and Radio TV through the year ending December 31, 2018.

Results of Operations.

(a)	Total Revenue

The Company had revenue of $17 for the three months ended March 31, 2017 compared to $1,400 for the year ended December 31, 2018.

(b)	General and Administrative Expenses.

The Company had general and administrative expenses of $1,993,177 for the three months ended March 31, 2017 compared to $187,621 for the year ended December 31, 2018, a decrease of $1,805,556. This principal reason for the decrease was due to the lower consulting fees in 2018 compared to 2017. The Company normally pays its consultants in shares of Company common stock.

(c)	Interest and Financing Costs.

The Company had interest and financing costs of $567,286 for the three months ended March 31, 2017 compared to $81,313 for the year ended December 31, 2018, a decrease of $485,973. This decrease was due to the elimination of new debt and financing costs.

(d)	Net Loss.

The Company had a net loss of $1,118,499 for the three months ended March 31, 2017 compared to $267,532 for the year ended December 31, 2018, a decrease of $850,967. This decrease was due to factors described above.

Operating Activities.

The net cash used in operating activities was $225,307 for the three months ended March 31, 2017 compared to $13,113 for the year ended December 31, 2018, a decrease of $212,194. This increase is attributed to many changes from period to period in our current assets and liabilities.

Liquidity and Capital Resources.

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

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require it to:

●	curtail operations significantly;

●	sell significant assets

●	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

●	explore other strategic alternatives including a merger or sale of the Company.

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

In accordance with Accounting Standards Codification Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. At December 31, 2018, the Company evaluated its long-lived assets and determined that no impairment was necessary.

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

 Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company may become party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of the business. There are no material legal proceedings to report, except as outlined in the last Form 10-K. There are no changes to those legal proceedings as reported in that Form 10-K.

ITEM 1A. RISK FACTORS.

There have been no material changes in the risk factors as previously disclosed in response to Item 1A. of Part I of the Company’s latest Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no purchases of the Company’s common stock by the Company or its affiliates during the year ended December 31, 2018 and three months ended March 31, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no Defaults upon Senior Securities by the Company during the year ended December 31, 2018 and three months ended March 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

There are no mine safety disclosures required to be made by the Company during the year ended December 31, 2018 and three months ended March 31, 2018.

ITEM 5. OTHER INFORMATION.

There is no other information required to be made by the Company during the year ended December 31, 2018 and three months ended March 31, 2018.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Exhibit Number	Description of Document
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer
31.2*	Rule 13a-14(a) Certification by Principal Accounting Officer
32.1*	Section 1350 Certification of Principal Executive Officer
32.2*	Section 1350 Certification of Principal Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed Herein

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FrankSpeech Network, Inc. (formerly known as InCapta, Inc.)
Dated: February 27, 2025
	By:	/s/ Michael Lindell
Michael Lindell, Chief Executive Officer
(Principal Executive Officer)